Form 10-K
period 2019-10-31
NEW WORLD TECHNOLOGIES, INC.
filed 2020-02-28
CIK 1756574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number 000-56122

New World Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	37-1913081
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

1363 Veterans Memorial Highway, Suite 22, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 888-605-3510

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes [X] No

As of October 31, 2019, the aggregate market value of voting common stock held by non-affiliates of the registrant, based on the last sales price of Common Stock privately placed was approximately $198,240. The Company has no non-voting common equity.

The number of shares of common stock outstanding as of December 31, 2019 is 3,518,571.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

Item 1.	Business

Overview and Description of business

New World Technologies, Inc. (the “Company”), was formed in the State of Delaware on October 16, 2018.

New World Technologies, Inc. is a healthcare and medical technology and device research, development and distribution company with a focus on developing and further providing innovative, cutting edge, technologically advanced products. Such technologies will be developed with an emphasis on diagnostics and screening technology, which potentially allows for the prevention or early detection and mitigation of potentially life-threatening illnesses. The Company’s executive office is located at 1363 Veterans Memorial Highway, Suite 22, Hauppauge, NY 11788. The Company’s telephone number is 888-605-3510. Unless otherwise specified, references to the “Company,” “we,” “our” and “us” refer to New World Technologies, Inc.

Emerging Growth Company Status

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act enacted on April 5, 2012 (the “JOBS Act”). For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory “say-on-pay” and “say-when-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

Under the JOBS Act, we will remain an emerging growth company until the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;
●	the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock;
●	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or
●	the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934 (the “Exchange Act”) (we will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months; the value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter).

The JOBS Act also provides that an emerging growth company may utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. However, we are choosing to “opt out” of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Products and Services

We are a development stage company intending to become an industry leader in healthcare and medical device technology and device research, development and distribution. Our initial technology focus will be designed to allow for early detection and mitigation or prevention of potentially life-threatening illnesses (that might otherwise have gone un-noticed and un-treated) and thereby extend and save human lives. The Company intends to be both a medical technology and medical device research and development company. Our mission is to research, develop, design and manufacture, and market to primary care physicians and other healthcare professionals, comprehensive, cutting edge early detection and diagnostic technologies that are non-invasive, easy to administer and generate data that is easy to interpret. The Company envisions that its technologies and products will offer physician networks and healthcare institutions with an ongoing and sustainable revenue streams while, at the same time, expanding the early detection and prevention services they can offer and provide to their patients.

The Company is completing the in-house internal testing of its initial product: Cardiovascular Spectrum Diagnostic System (“CSDS”). The CSDS system is designed to incorporate technology and function of current equipment while providing the healthcare professional with an all-in-one instrument that is portable, easy and intuitive to use. Using a tablet, the system uses twelve electronic leads placed on a patient’s neck, chest, wrists and ankles, a finger pulse oximeter and two arm and ankle cuffs. The readings are immediately available on the tablet and provide a robust and comprehensive assessment of overall coronary and cardiovascular function and even, possibly, denote the potential presence, size and location of any possible myocardial ischemic.

As tested, the unit can detect changes in pulse and blood oxygen levels and to immediately generate on the tablet an overall cardiovascular assessment, Eccentric Contraction (“EC”), Arterial Elasticity (“AE”), Remaining Blood Volume (“RBV”) in the heart, and other reports. The unit is designed to generate these reports incorporating the technology of predecessor equipment and technology but now also utilizing three additional and highly effective technologies:

●	Photoelectrical Plethysmography (“PPG”)
●	Ankle-Brachial Blood Pressure Index (“ABI”)
●	Pulse Volume Recording (“PVR”)

The CSDS is in the final stages of its in-house testing and verification of capabilities. Internal testing consists of testing for hardware durability, software consistency and reliability. These additional new technologies are processed through the Company’s proprietary algorithmic analyses of the ECG, pulse and cuff derived data with computer probability assessments and are immediately available to the healthcare professional on the tablet. The major hurdle being addressed in this testing stage is ensuring the equipment and CSDS unit integrates with and that the data transmitted can be read and meaningfully analyzed by the analytical software.

External testing and verification will be completed by an independent testing lab. External testing requires and includes electrical, circuitry and frequency testing, running temperatures and heating limits as well as power consumption and regulation. There will also be testing for hardware toughness and durability as well as conducting immunity testing to evaluate technology performance under interference pressure when subjected to radio frequencies from intentional transmitters on the power, conductor and interconnecting lines.

The Company believes that the CSDS unit represents cutting edge technology with an ongoing emphasis on diagnostics and screening, potentially allowing for the prevention or early detection of potentially life-threatening illnesses or conditions. The CSDS device will allow primary care physicians and other healthcare professionals to expand traditional services by offering the administration of minimally invasive testing procedures on any patient during the course of a routine examination. The CSDS unit is an easy-to-administer, non-invasive product which can provide early detection and preventative diagnosis of cardiovascular and coronary heart disease.

Distribution Methods

The Company intends to market to primary care physicians and other healthcare professionals, in which it will seek purchase, supply and distribution agreements with labs, developers, manufacturers, and/or distributors for specific technology and/or products the Company chooses to develop, market and distribute. Once arrangements have been made to procure inventory for such technology/products, distribution and fulfillment is anticipated to be completed through national warehousing and fulfillment companies to facilitate the Company’s product support and distribution operations incorporating fulfillment, warehousing, logistics and distribution services.

Suppliers

We intend to rely on a limited number of suppliers to provide the raw materials needed to produce the CSDS and other future products. We do not yet have any agreements with any particular supplier for a reliable supply of raw materials and/or equipment necessary to create the CSDS or other not-yet-designated products. The Company anticipates order fulfillment will be handled by a contracted provider. In order to meet the Company’s high quality standards for product creation and development, the Company’s warehousing and fulfillment provider(s) will be directed to receive purchases from such primary suppliers/vendors.

Competition

The Company’s business operates in competitive areas and markets. Basic barriers to entry-level product distribution in the healthcare industry can be relatively low and the products the Company distributes may face challenges in market adoption due to the reliance of physicians and other medical professionals on existing devices, equipment and diagnostic tools. In addition, physicians and other medical professionals may view certain technology/devices developed and distributed by the Company as screening tools for existing illnesses, rather than as early detection or preventative tools. As a result, these products may be deemed to compete directly with existing, established procedures, which could impair market adoption of such products.

The Company intends to pursue and to secure exclusive and non-exclusive distribution agreements for the technology/products it distributes and as such, the Company does not believe that it currently faces significant competition in providing medical devices and equipment to healthcare providers and practices. The Company believes that the devices it distributes are well positioned to compete in markets based on the innovative, high quality devices being offered, the reputations of the physicians utilizing the devices, as well as the Company’s management team’s experience; however, there can be no assurance that these devices will be able to compete effectively with existing devices in their markets or that new devices or technologies or competitors will not enter into their markets or that the equipment and devices being distributed will be readily accepted into their markets. These existing and new competitors may have greater financial and other resources than the Company and/or the products’ manufacturers. The Company faces increased competition from existing equipment and devices, as well as the development of new medical equipment, technology and devices entering its markets.

Although there is no known current product or technology in direct competition or any known current market competition for the anticipated market roll-out of the CSDS technology, larger companies with established brand names and distribution patterns generally have a distinct advantage in the medical device arena. Any direct competition may only be potentially for individualized tests of the CSDS technology and companies offering similar individualized technology for measuring items such as blood flow, pressure and pulse volume. Such individual and/or stand-alone tests and procedures currently and commonly available for diagnosing the cardiovascular system in detecting Coronary Artery Diseases (“CAD”) are as follows (and shown below in approximate order of invasiveness):

●	Electrocardiogram (ECG)
●	Exercise Tolerance Test (ETT) or Stress Test
●	Radionuclide Scan
●	Angiogram
●	Intravascular Ultrasound (IVUS)
●	Coronary Flow Velocity Reserve (CFR or CVR)
●	Relative Coronary Flow Velocity Reserve (rCFR or rCVR)
●	Fractional Flow Reserve (FFR)

The Company is unaware of any product on the market utilizing the CSDS technology, which is an all-in-one, completely non-invasive diagnostic suggestion tool that can be administered in minutes at the Primary Care Physicians office, incorporating an ECG, Pulsox and Cuff Acquisition matrix generating FCG (Frequency CardioGram), PPG (Photoelectrical Plethysmography), ABI (Ankle-Brachial Blood Pressure Index) and PVR (Pulse Volume Recording) results, yielding a complete, all-in-one Diagnostic Suggestion System that provides a preliminary screening tool with immediate assessment in detecting Coronary Artery Diseases (CAD) Early Ischemic to Myocardial Infarction and Arteriosclerosis.

Government Regulations

To the best of its knowledge, there are currently no known existing or probable government regulations that may adversely affect the Company’s business, however, a severe and/or drastic change in the government’s reimbursement rates, policies and/or procedures, for both targeted medical technology and devices, along with the related medical coding and billing for such could have a material effect on the Company’s business.

Information Systems: The Company’s information systems, to the extent such systems hold or transmit patient medical information, operate in compliance with state and federal laws and regulations relating to the privacy and security of patient medical information, including the Health Insurance Portability and Accountability Act (“HIPAA”). While the Company has endeavored to establish its information systems to be compliant with such laws, including HIPAA, such laws are complex and subject to interpretation.

United States Medical Device Regulation: The Federal Food, Drug, and Cosmetic Act (“FDCA”), and the FDA’s implementing regulations, govern registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, and post-market surveillance. Medical devices and their manufacturers are also subject to inspection by the FDA. The FDCA, supplemented by other federal and state laws, also provides civil and criminal penalties for violations of its provisions. The Company distributes and markets medical devices that, when manufactured, may be regulated by the FDA, comparable state agencies and regulatory bodies.

Privacy and Security of Health Information and Personal Information; Standard Transactions: The Company may be engaged by a healthcare practice or facility that is considered a Covered Entity under the terms of HIPPA. In providing and performing administration and support services for such Covered Entities (i.e. physician practices and laboratories), such as medical coding and medical billing, medical chart review, healthcare facility call and message management, healthcare emergency dispatch and physician practice administration, the company may come in contact with a Covered Entity’s confidential patient medical information. Under such an engagement, the Covered Entity may make available and/or transfer to the Company certain Protected Health Information, as that term is defined and certain Electronic Protected Health Information (“EPHI”) as that term is defined, in connection with goods or services that are being provided by the Company to the Covered Entity, that is confidential and subject to protection under HIPAA, HIPAA regulations and the HITECH Act. As such, the Company would be considered a Business Associate of the Covered Entity and further be subject to state and federal laws and implementing regulations relating to the privacy and security of the medical information of the patients the Company’s client physician practices and facilities treat. The Company, as a “Business Associate”, is subject to state and federal laws and implementing regulations relating to the privacy and security of the medical information of the patients its client physicians treat. The principal federal legislation is part of HIPAA, pursuant to which, the Secretary of the Department of Health and Human Services, or “HHS”, has issued final regulations designed to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions, while protecting the privacy and security of the patient information exchanged. These regulations also confer certain rights on patients regarding their access to and control of their medical records in the hands of healthcare providers.

Four principal regulations have been issued in final form: privacy regulations, security regulations, standards for electronic transactions, and the National Provider Identifier regulations. The HIPAA privacy regulations, which fully came into effect in April 2003, establish comprehensive federal standards with respect to the uses and disclosures of an individual’s personal health information, referred to in the privacy regulations as “protected health information,” by health plans, healthcare providers, and healthcare clearinghouses. The Company is a Business Associate within the meaning of HIPAA. HIPAA requires health care providers to enter into Business Associate contracts with certain businesses to which they disclose patient health information. These Business Associate contracts generally require the recipients of such information to use appropriate safeguards to protect the patient health information they receive. The regulations establish a complex regulatory framework on a variety of subjects, including:

●	Provide that the company obtain and use confidential patient health information obtained from its clients only as necessary to perform customer service and support functions;

●	Limit access to such information to those employees and agents who perform identified service and support functions;

●	Prohibit disclosure of patient health information received from clients to persons who are not employees or agents of the company in the absence of express approval from the legal department and, if appropriate, the client and/or patient;

●	Require all employees and agents of the company to report uses and disclosures of patient information that are not permitted by the company’s Privacy and Security Policy;

●	Provide that the company investigate all reports that patient health information was used in a manner not permitted by its Privacy and Security Policy and will impose appropriate sanctions for conduct prohibited by the policy as required and/or permitted by law;

●	Establish and ensure that the company’s employees and agents who may come in contact with patient health information receive training regarding the company’s Privacy and Security Policy and the importance of protecting the privacy and security of patient health information;

●	Provide for the storage and transmission of patient health information received from clients in a secure manner that protects the integrity, confidentiality and availability of the information; and

●	Establish that the company’s employees, contractors and agents who may come in contact with patient health information maintain any and all protected health information obtained through operating their respective businesses confidential, and agree and acknowledge that such information is subject to protection under HIPAA, the HIPAA regulations and the HITECH Act and will conduct their businesses according to such.

The federal privacy regulations, among other things, restricts the Company’s ability to use or disclose protected health information in the form of patient-identifiable data, without written patient authorization, for purposes other than payment, physician treatment, or healthcare operations (as defined by HIPAA) except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, the Company could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

The Company intends to implemented policies and practices that it believes brings it into compliance with the privacy regulations. However, the documentation and process requirements of the privacy regulations are complex and subject to interpretation. Failure to comply with the privacy regulations could subject the Company to sanctions or penalties, loss of business, and negative publicity.

The HIPAA privacy regulations establish a “floor” of minimum protection for patients as to their medical information and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both HIPAA privacy regulations and various state privacy laws. The failure to do so could subject the Company to regulatory actions, including significant fines or penalties, and to private actions by patients, as well as to adverse publicity and possible loss of business. In addition, federal and state laws and judicial decisions provide individuals with various rights for violation of the privacy of their medical information by healthcare providers.

The final HIPAA security regulations, which establish detailed requirements for physical, administrative, and technical measures for safeguarding protected health information in electronic form, became effective on April 21, 2005. The Company has employed what it considers to be a reasonable and appropriate level of physical, administrative and technical safeguards for patient information. Failure to comply with the security regulations could subject the Company to sanctions or penalties and negative publicity.

The final HIPAA regulations for electronic transactions, referred to as the transaction standards, establish uniform standards for certain specific electronic transactions and code sets and mandatory requirements as to data form and data content to be used in connection with common electronic transactions, such as billing claims, remittance advices, enrollment, and eligibility. The Company has outsourced to a third-party vendor the handling of its billing and collection transactions, to which the transaction standards apply. Failure of the vendor to properly conform to the requirements of the transaction standards could, in addition to possible sanctions and penalties, result in payors not processing transactions submitted on the Company’s behalf, including claims for payment.

The HIPAA regulations on adoption of national provider identifiers, or NPI, required healthcare providers to adopt new, unique identifiers for reporting on claims transactions submitted after May 23, 2007. The Company may obtain NPIs for our client physicians so that we may report NPIs to Medicare, Medicaid, and other health plans on their behalf.

The healthcare information of the Company’s client physician’s patients includes social security numbers and other personal information that are not of an exclusively medical nature. The consumer protection laws of a majority of states now require organizations that maintain such personal information to notify each individual if their personal information is accessed by unauthorized persons or organizations, so that the individuals can, among other things, take steps to protect themselves from identity theft. The costs of notification and the adverse publicity can both be significant. Failure to comply with these state consumer protection laws can subject a company to penalties that vary from state to state, but may include significant civil monetary penalties, as well as to private litigation and adverse publicity. California recently enacted legislation that expanded its version of a notification law to cover improper access to medical information generally, and other states may follow suit.

Federal and State Fraud and Abuse Laws: The federal healthcare Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce referrals or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under a governmental payor program. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, opportunity to earn income, and providing anything at less than its fair market value. The Anti-Kickback Statute is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, HHS has issued a series of regulatory “safe harbors.” These safe harbor regulations set forth certain provisions that, if met, will provide healthcare providers and other parties with an affirmative defense against prosecution under the federal Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued.

Physician Referral Prohibitions: Under a federal law directed at “self-referral,” commonly known as the Stark Law, prohibitions exist, with certain exceptions, on Medicare and Medicaid payments for procedures/tests referred by physicians who personally, or through a family member, have an investment interest in, or a compensation arrangement with, the facility performing the procedures/tests. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal governmental payor programs. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts.

Any arrangement between a facility and a physician or physicians’ practice that involves remuneration will prohibit the facility from obtaining payment for services resulting from the physicians’ referrals, unless the arrangement is protected by an exception to the self-referral prohibition or a provision stating that the particular arrangement would not result in remuneration. Among other things, a facility’s provision of any item, device, or supply to a physician would result in a Stark Law violation unless it was used only to collect, transport, process, or store specimens for the facility, or was used only to order tests or procedures or communicate related results. This may preclude a facility’s provision of fax machines and computers that may be used for unrelated purposes. Most arrangements involving physicians that would violate the Anti-Kickback Statute would also violate the Stark Law. Many states also have “self-referral” and other laws that are not limited to Medicare and Medicaid referrals. These laws may prohibit arrangements which are not prohibited by the Stark Law, such as a laboratory’s placement of a phlebotomist in a physician’s office to collect specimens for the laboratory. Finally, recent amendments to these laws require self-disclosure of violations by providers.

Corporate Practice of Medicine: The Company’s contractual relationships with licensed healthcare providers are subject to regulatory oversight, mainly by state licensing authorities. In certain states, for example, limitations may apply to the relationship with the provider that the Company intends to engage, particularly in terms of the degree of control that the Company exercises or has the power to exercise over the practice of medicine by those providers. A number of states, including New York, Texas, and California, have enacted laws prohibiting business corporations, such as the Company, from practicing medicine and employing or engaging physicians to practice medicine. These requirements are generally imposed by state law in the states in which we operate, vary from state to state, and are not always consistent among states. In addition, these requirements are subject to broad powers of interpretation and enforcement by state regulators. Some of these requirements may apply to the Company even if it does not have a physical presence in the state, based solely on the engagement of a healthcare provider licensed in the state or the provision of services to a resident of the state. The Company believes that it operates in material compliance with these requirements. However, failure to comply can lead to action against the Company and the licensed healthcare professionals that the Company engages, fines or penalties, receipt of cease and desist orders from state regulators, loss of healthcare professionals’ licenses or permits, the need to make changes to the terms of engagement of those professionals that interfere with the Company’s business, and other material adverse consequences.

Referrals of a Public Company: The Company has currently submitted and filed a Registration Statement under the Securities Act of 1933 for its common stock with the Securities and Exchange Commission, and as such, will not able to accept referrals from physicians who will own, directly or indirectly, shares of our stock unless we comply with the Stark Law exception for publicly traded securities. This requires, among other things, $75 million in stockholders’ equity (total assets minus total liabilities). The parallel safe harbor requires, among other things, $50 million in undepreciated net tangible assets, in order for any distributions to such stockholders to be protected under the Anti-Kickback Statute.

Compliance Programs: Compliance with government rules and regulations is a significant concern throughout the industry, in part due to evolving interpretations of these rules and regulations. The Company seeks to conduct its business in compliance with all statutes and regulations applicable to its operations. To this end, the Company has established and continues to establish compliance programs that review for regulatory compliance procedures, policies, and facilities throughout its business.

Employees

As of October 31, 2019, the Company had three (3) full-time employees who are also key executives of the Company. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

The officers of the Company have the same powers and duties with respect to the management of the business affairs for the Company and the oversight of the day-to-day management operations for the Company as officers of a business would have. They perform such other reasonable duties (taking into consideration the person’s position in the Company) as may be prescribed by the Board of Directors of the Company from time to time. They are obligated to use best efforts to serve the Company faithfully and promote its best interests and shall devote all of his/her business time, attention and services to the faithful and competent discharge of such duties.

Item 1A.	Risk Factors

An investment in the Company’s common stock is speculative, involves an extremely high degree of risk and there can be no assurance of any return on any such investment. You should carefully consider the risks described below and the other information contained in this report and the Company’s filed Form S-1and related amendments and other filed reports before deciding to invest in the Company’s common stock. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not place undue reliance on these forward-looking statements. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events, except as required by U.S. federal securities laws. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties may also adversely impair the Company’s business operations. If any of such risks actually occur, the Company’s business, financial condition or results of operations would likely suffer significantly. In such case, the value of the Company’s common stock could decline, and you may lose all or part of the money you paid to buy the Company’s securities. You should only purchase our securities if you can afford to suffer the loss of your entire investment.

RISKS RELATED TO OUR OFFERING

The Company has no independent operating history and as such an investor cannot assess its profitability or performance but must rely on the experience of its president and other officers.

The Company is a development stage company and has no operating history and it is therefore not possible for an investor to assess prior performance nor determine whether it will likely meet its projected business plan. Such lack of experience may result in the Company experiencing difficulty in adequately designing or building any project, thereby causing the project to function improperly or provide inadequate utility for which it is intended. If the Company’s projects consistently function improperly or perform below expectations, the Company will likely be unable to market and sell many of its projects. An investor will be required to make an investment decision based solely on the management’s history and its projected operations in light of the risks, expenses and uncertainties that may be encountered by engaging in medical technology, research and development.

The minimum offering amount may not be sufficient to finish the CSDS or other research.

The proceeds from the minimum offering may not provide the Company with sufficient funds to implement our business plan and negatively affect our ability to meet our financial obligations and cash needs, and to achieve our objectives. The Company would be required to seek additional sources of funds either from subsequent offerings of its equity or debt securities or from financial institutions.

The research and development of CSDS has not been completed and there is no assurance that the Company will be able to successfully complete the research and develop a marketable product.

The Company is completing its research and development on CSDS, a cardiovascular diagnostic system designed as a portable, tablet based unit, incorporating the technology and functions of current equipment while providing the healthcare professional with an all-in-one instrument that’s easy and intuitive to use and provides additional information utilizing technology proprietary to the Company. Readings from the CSDS unit are immediately available on the tablet and provide a robust and comprehensive assessment of overall coronary and cardiovascular function. There are many factors which may delay or prohibit the completion of the development of the CSDS product including lack of funds or failure of the product to meet operational expectations. There is no assurance that the CSDS product will meet the Company’s expectations for operations or for marketability.

The offering price of the Shares has been arbitrarily determined by us and may not be indicative of our actual value or the value of the Shares.

The offering price of the Shares was arbitrarily determined by us and is not indicative of the value of the Company or the value of the Shares. The price of the Shares bears no relationship to the assets, book value, net worth or any other recognized criteria of value. The offering price should not be considered as an indication of the Company’s actual value, the value of the Shares or the price that may be realized upon disposition of the Shares.

There is no current market for the Shares and the future trading prices may be volatile.

The Company’s registration statement and related amendments have been declared effective October 2019 and the Company anticipates being listed on the OTC Markets with expectations of securing market-makers by fiscal second quarter, however, there is no current market for the Shares and the Company cannot assure that a market, if developed, can be sustained.

Purchasers of Shares in our offering will experience significant and immediate dilution.

The offering price per Share is substantially higher than the net tangible book value of the Shares immediately after our offering. Accordingly, investors purchasing Shares in our offering will incur an immediate dilution of $3.42 in net tangible book value per Share from the offering price of $5.00 per Share if only the Minimum Offering of 100,000 Shares are sold and an immediate dilution of $3.17 in net tangible book value per Share if the Maximum Offering of 2,000,000 Shares are sold.

Sale of Shares by current shareholders of the Company pursuant to Rule 144

Current shareholders of the Company received restricted shares of stock in October 2018. Such Shares may become eligible for free trading by non-affiliates pursuant to Rule 144 after a hold period of six months and after the Company has been a reporting company for a period of 90 days. If the Company were determined to be a “shell” company such hold period would be 12 months from the date at which the issuer has ceased to be a “shell” company, has filed all required reports with the Securities and Exchange Commission for the prior 12 months or shorter required period, and has filed the information required by a Form 10 registration statement which includes basic financial, corporate, management, compensation and other information . In all events, sales by such shareholders would have a dilutive effect on any purchasers in this offering.

Management has significant discretion over the use of net proceeds.

A significant portion of the net proceeds will be applied to working capital and other general corporate purposes. Accordingly, our management will have broad discretion as to the application of such proceeds.

An investment in the Shares is speculative and there can be no assurance of any return on any such investment.

An investment in the Shares is speculative, and there is no assurance that investors will obtain any return on their investment. Investors will be subject to substantial risks involved in an investment in the Company, including the risk of losing their entire investment.

Subscriptions are not revocable and subscription funds will not be returned unless the Minimum offering is not met within 12 months.

All proceeds from subscriptions accepted by the Company shall be held in a segregated account until the Minimum Offering has been subscribed. Thereafter, those subscription funds – and all additional subscriptions funds – will be immediately available for use by the Company. If the Minimum offering is not met within 12 months from the effective date of this registration statement, then all subscribed funds will be returned without interest.

Subscription funds will be held by the Company in the segregated account. Subscriptions are not revocable by the investor unless the Minimum Offering amount is not subscribed within 12 months from the effective date of this registration statement. In such event, at such time subscription funds will be returned to the investor.

Because our Shares come within the definition of a “penny stock,” a shareholder may have difficulty selling them in the secondary market.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange that makes certain reports available, the equity security may also constitute a “penny stock.” As our common stock comes within the definition of penny stock, these regulations require the delivery by a broker-dealer, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker- dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for the Company’s common stock. The ability of broker- dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for the Company’s common stock.

We are subject to the reporting requirements of the federal securities laws, which can be expensive.

We will be subject to the information and reporting requirements under the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports and other information with the SEC will cause our expenses to be higher than they would be if we were a privately-held company.

The Company’s executive officers currently own 59% and directors may substantially the influence shareholder votes

Management of the Company currently owns 2,090,000 shares of the 3,518,517 shares outstanding (59%). If the minimum number of Shares is sold, management will own 2,090,000 shares of the 3,618,517 shares that would be outstanding (57%) and will maintain a controlling interest of the Company. As such management may have the ability to exercise enhanced control and influence over the approval process for actions that require stockholder approval, including the approval of mergers, sales of assets or other significant corporate transactions or other matters submitted for stockholder approval. The employment agreement with Hank Tucker, CEO of the Company, provides that upon listing of the Company’s shares on the OTCQB, if such listing should occur, the Company will issue 2,000,000 additional shares of common stock to Mr. Tucker. Such shares would be restricted securities and subject to the restrictions of Rule 144 for trade in the future unless otherwise registered. If such shares are issued in the case of the minimum number of Shares sold in the Company’s Offering, management would own 4,090,000 shares of the then 5,618,517 shares outstanding (73%) and in the case if the maximum number of Shares are sold in the Offering, management would own 4,090,000 of the then 7,518, 517 shares outstanding (54%).

Our future success depends in part on our ability to retain our senior management team and to attract, retain and motivate other qualified personnel.

We are highly dependent on the services of Hank Tucker, the Chief Executive Officer of the Company. Mr. Tucker is also responsible for the research and development of the CSDS system. The loss of the services of the Mr. Tucker or any other person may adversely impact the completion of the testing of the CSDS system. Mr. Tucker will be responsible for the development of future products to be offered by the Company and securing the appropriate personnel to effect such research and development. Although Mr. Tucker is a major shareholder of the Company, there can be no assurance that he may elect to leave the employment by the Company. Currently there is a shortage of skilled personnel in our industry, which is likely to continue for the foreseeable future and replacing Mr. Tucker as well as hiring additional personnel would present a challenge for the Company . The inability to recruit and retain qualified personnel, or the loss of the services of Mr. Tucker or any members of the Company’s management without proper replacement, may impede the progress of our research, development and commercialization objectives.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will be subject to an extensive regulatory regime, requiring us, among other things, to maintain various internal controls and facilities and to prepare and file periodic and current reports and statements, including reports on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Complying with these requirements will be costly and time consuming. We will need to retain additional employees to supplement our current finance staff, and we may not be able to do so in a timely manner, or at all. In the event that we are unable to demonstrate compliance with our obligations as a public company in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC, and investors may lose confidence in our operating results and the price of our ordinary shares could decline.

RISKS RELATED TO OUR COMPANY

The Company’s independent auditors have issued a report questioning the Company’s ability to continue as a going concern.

The report of the Company’s independent auditors contained in the Company’s financial statements for the period ended October 31, 2018 includes a paragraph that explains that the Company has experienced recurring operating losses and has an accumulated deficit during the development stage of $12,800.

We are in our first year of operations, have not generated any revenue from any product sales and may never be profitable.

We commenced operations in 2018. We anticipate incurring operating losses and working capital deficiencies starting at inception. Even if the CSDS and one or more future product candidates is approved for marketing and sale, we anticipate incurring significant incremental costs associated with completing the development and beginning commercialization of the CSDS and developing and commercializing any such future product candidates. Our expenses could increase beyond expectations if we are required by the FDA, or other regulatory agencies or ethical committees in medical centers, to change our manufacturing processes or to perform any necessary types of studies in addition to those that we currently anticipate. Even if we are successful in obtaining regulatory approvals to market the CSDS and any other future product candidates, our revenue earned from such commercialization will be dependent in part upon the size of the markets in the territories for which we gain regulatory approval for our products, the accepted price for such products, our ability to obtain reimbursement for such products at any price, and the expenses associated with manufacturing and marketing such products for such markets. Therefore, we may not generate significant revenue from the sale of such products, even if approved. Further, if we are not able to generate significant revenue from the sale of our approved products, we may be forced to curtail or cease our operations. Due to the numerous risks and uncertainties involved in product development, it is difficult to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability.

Risk of investment dollars held in segregated account until initial closing being accessible by a creditor of the Company.

The Company intends to establish a segregated account to hold investor funds until the minimum offering amount is met. During that time, it is possible that a creditor of the Company may attempt to gain access to such funds to pay any alleged or outstanding debt of the Company. The Company does not believe that such a separately identifiable account would be at risk to any creditor and believes that a legal action would be required before any creditor could attempt to lay claim to such funds. However, since the funds do not belong to the Company and the investment in effect has not been accepted by the Company until closing, the Company does not believe that such funds are at risk. The Company anticipates that it will likely establish such segregated account with an attorney, accountant or bank.

Even if our offering is successful, we will need to raise substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations.

Our audited financial statements from inception through the period ending October 31, 2018 note that there is substantial doubt about our ability to continue as a going concern, absent sources of additional liquidity. In order to fund further operations, we will need to raise capital in addition to the net proceeds of this offering. We may seek these funds through a combination of private and public equity offerings, debt financings, government grants, strategic collaborations and licensing arrangements. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern, and we will be required to raise additional funds, seek alternative means of financial support, or both, in order to continue operations. The accompanying audited consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to curtail or cease operations.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, and the terms of any financing may adversely affect the interests or rights of our shareholders. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline.

Raising additional capital may cause additional dilution to our shareholders, including purchasers of Shares in our offering, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to obtain additional capital through a combination of equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, current ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect current shareholders rights.

Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish certain rights to our technologies or our product candidates, or to grant licenses on terms that are not favorable to us. If we are unable to obtain funding on acceptable terms and on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research, development or manufacturing programs or the commercialization of any approved product, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

We expect to be heavily dependent on the success of our CSDS product, including obtaining regulatory approval to market it in the United States as well as other geographies, all of which is subject to significant risk.

The CSDS’ marketability will be subject to significant risks associated with successfully completing the 510(k) application and commercializing the CSDS once it receives regulatory approval, including:

●	successful completion of the 510(k) submission and FDA satisfaction with the safety and efficacy thereof;
●	our success in educating medical professionals and patients about the benefits, administration and use of the CSDS, if approved;

●	the availability, perceived advantages, relative cost, safety and efficacy of the CSDS as compared with available alternative and competing products;
●	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;
●	the extent to which third-party payors provide coverage and adequate reimbursement for procedures utilizing our products;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights with respect to the CSDS; and
●	changes to regulatory guidelines.

Many of these clinical, regulatory and commercial risks are beyond our control. Accordingly, we cannot assure that we will be able to obtain regulatory approval of - or successfully commercialize - the CSDS. If we fail to achieve these objectives or overcome the challenges presented above, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, we may not be able to generate sufficient revenue through the sale/license of the CSDS to enable us to continue our business.

Defects, failures or quality issues associated with the products that we intend to distribute could lead to recalls or safety alerts, negative publicity about us, and litigation, including product liability claims that could adversely affect our business and reputation and result in loss of customers.

The design, manufacture and marketing of medical device and other healthcare technologies of the types we intend to develop and/or distribute entail inherent risks. There are a number of factors that could result in an unsafe condition. Injury or death of a patient with respect to products that we develop and/or distribute, including quality issues, component failures, manufacturing flaws, unanticipated or improper uses of the products, design defects or inadequate disclosure of product-related risks or product-related information. Any of these issues could lead to a recall of, or safety alert relating to, one or more of the products we distribute. Any recall, whether voluntary or required by the FDA could result in significant costs and significant negative publicity. Negative publicity regarding a quality or safety issue, whether accurate or inaccurate, could reduce market acceptance of – and demand for – our products, harm our reputation, result in the loss of customers, lead to product withdrawals and/or harm our ability to successfully launch and market in the future. The foregoing problems could also result in enforcement actions by state and federal governments or other enforcement bodies, or product liability claims or lawsuits including those being brought by individuals or by groups seeking to represent a class or establish multi-district litigation proceedings, and a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Directors’ liability for breach of fiduciary duties to the Company is limited.

Our certificate of incorporation substantially limits the liability of directors to the Company and its shareholders for breach of fiduciary and other duties to the Company. Notwithstanding the foregoing, it is the position of the SEC that such limitation is not enforceable.

We may be subject to significant liability claims and litigation, including potential exposure from the use of our product candidates as well as from physician locations under management, and our insurance may be inadequate to cover claims that may arise.

Our intended business will expose us to potential liability risks inherent in the marketing and distribution of medical device and other healthcare products. Such liability claims may be expensive to defend and result in large judgments against us. Commercialization of the CSDS, currently our sole product in research and development, has not yet begun, and therefore no safety data is available. The manufacturing process and handling requirements for devices like the CSDS are extensive, which increases the risk of quality failures and subsequent product liability claims.

We will need to increase our insurance coverage when we begin commercializing the CSDS and/or other future products. At that time, we may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage or at all. If claims against us substantially exceed our coverage, then our financial position could be significantly impaired.

Whether or not we are ultimately successful in any product liability litigation that may arise, such litigation could consume substantial amounts of our financial and managerial resources, decreased demand for our products and injure our reputation.

We plan to maintain errors and omissions, directors and officers, workers’ compensation and other insurance at levels we believe to be appropriate to our business activities. If, however, we were subject to a claim in excess of this coverage or to a claim not covered by our insurance and the claim succeeded, we would be required to pay the claim from our own limited resources, which could have a material adverse effect on our financial condition, results of operations and business. Additionally, liability or alleged liability could harm our business by diverting the attention and resources of our management and damaging our reputation.

There is no guarantee that markets for the CSDS (and/or any other of our future products) will develop, and – if they do develop - it exposes us to risks inherent in the long-term distribution and growth of our products.

There currently is no market for the CSDS or any other of our anticipated future products, nor is there any guarantee that such markets will develop in the near future, or at all. Adverse outcomes or limitations of our products, including, but not limited to damage, destruction or a failure in performance or facility or systems of our service providers, could harm our reputation and business and expose us to significant liability from customers. While we believe that we will procure insurance to cover certain of these risks, we may in fact have insufficient insurance to cover losses beyond the limits on our policies, which could have a material adverse effect on our financial condition.

RISKS RELATED TO OUR INDUSTRY

We expect to face competition from existing providers, as well as new providers entering our markets.

Our medical equipment and device business is expected to operate in competitive areas and markets. Basic barriers to entry-level product development and distribution in the healthcare industry can be relatively low and the products we distribute may face challenges in market adoption due to the reliance of physicians and other medical professionals on existing devices, equipment and diagnostic tools. In addition, physicians and other medical professionals may view certain devices distributed by us as a screening tool for existing illnesses, rather than as an early detection or preventative tool. As a result, certain products may be deemed to compete directly with existing, established procedures which could impair market adoption of such products.

New distributors, technology and new healthcare providers that enter our markets will adversely impact our anticipated market share, business volume and growth rates.

Increased competitive pressures are expected to require us to commit resources to marketing efforts, which will adversely impact our margins and profitability. There can be no assurance that we will be able to compete effectively with existing providers in our markets or that new competitors will not enter into our markets. These existing and new competitors may have greater financial and other resources than ours. Increased competition could also make it more difficult for us to expand our business.

The development of alternative treatments could diminish demand for our services.

The healthcare and technology industries are dynamic, and new, technologically intensive products are constantly under development. New devices that are more effective could at any time decrease patient demand or profitability for the products then-delivered by us, and physicians and patients could then seek treatment elsewhere.

It is uncertain to what extent the government, private health insurers and third-party payors will approve coverage or provide reimbursement for the products we intend to distribute. Availability for such reimbursement may be further limited by an increasing uninsured population and reductions in Medicare and Medicaid funding in the United States.

To the extent that health care providers cannot obtain coverage or reimbursement for medical device and/or other healthcare products, they may elect not to provide such therapies and products to their patients and, thus, may not need our products or services. Further, as cost containment pressures are increasing in the health care industry, government and private payors may adopt strategies designed to limit the amount of reimbursement paid to health care providers.

Similarly, the trend toward managed health care and bundled pricing for health care services in the United States, which may accelerate under the healthcare reform legislation approved by Congress on March 23, 2010 and thereafter signed into law (“Healthcare Reform”). could significantly influence the purchase of healthcare products, resulting in lower prices and/or reduced demand for our products.

Federal health care programs, such as Medicare, are subject to changes in coverage and reimbursement rules and procedures, including retroactive rate adjustments. These contingencies could materially decrease the range of products covered by such programs or the reimbursement rates paid directly or indirectly to physicians could significantly Influence the products sold to such physicians and their facilities. To the extent that any health care reform favors the reimbursement of other product and services over products and services the company provides, such reform could effect our ability to sell our products and services, which may have a material adverse effect on our revenues.

The limitation on reimbursement available from private and government payors may reduce the demand for, or the price of, physician services and products, which could have a material adverse effect on our revenues. Additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future which could adversely affect the revenues generated from the sale of our products and services provided to such healthcare facilities.

Furthermore, there has been a trend in recent years towards reductions in overall funding for Medicare and Medicaid There has also been an increase in the number of people who do not have any form of health care coverage in recent years and who are not eligible for or enrolled in Medicare, Medicaid or other governmental programs. The extent to which the reforms brought about under Healthcare Reform may be successful in reducing the number of such uninsured is unclear, and the reduced funding of governmental programs and increase in uninsured populations could have a negative impact on the demand for our products sold to physician facilities which are reimbursed by government and private payors.

Additionally, and more specifically reimbursements and reimbursement rates for Peripheral Arterial Disease (PAD) procedures are currently under review and a negative change could drastically affect the Company’s ability to successfully and profitably distribute our technologies to physicians which could further result in the discontinuance of that business segment.

Defects or disruptions in our planned services and products along with changes in reimbursement rates and procedures could diminish demand, delay or defer collection cycles for accounts receivable and subject us to substantial liability.

Because our CSDS is complex and our intended future products and services may be complex, our services may be subject to errors and our products may have defects that are identified after use that could result in unanticipated downtime for our customers and harm our reputation and our business. Defects and errors in the CSDS (and/or any of our anticipated future products and services) may be detected in the future. In addition, our customers may use products and services in unanticipated ways that may cause a disruption in service or product use. Since our prospective customers will use our products and services for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our anticipated products or services could hurt our reputation and may damage our customers’ businesses. Furthermore, our prospective customers are physician and healthcare profession facilities who rely on health care programs, such as Medicare, for medical procedures performed and medical devices used in their practices and are subject to changes in coverage and reimbursement rules and procedures, including retroactive rate adjustments. These contingencies could materially decrease the range of physician services and products covered by such programs or the reimbursement rates paid. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, all of which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, create substantial doubt on account collectability or the expense and risk of litigation.

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

We rely on third parties to conduct certain elements of our 510(k) and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize the CSDS and/or any of our other future products.

We expect to rely on third parties to supply the raw materials and to provide certain equipment that we and our third-party manufacturer will use to create our CSDS and our other future products. Our business could be harmed if existing and prospective third parties fail to provide us with sufficient quantities of these materials and equipment or fail to do so at acceptable quality levels or prices.

We intend to rely on a limited number of suppliers to provide the raw materials needed to produce the CSDS and other future products. We do not yet have an agreement with a particular supplier, and there can be no assurance we will be successful in entering into an agreement that would provide, for a reliable supply of raw materials and/or equipment necessary to create the CSDS or other not-yet-designated products. We do not have any control over the availability of these raw materials or equipment. If we or our providers are unable to purchase these raw materials or equipment on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of the CSDS and/or our other future products could be delayed or there could be a shortage in supply, which could impair our ability to meet our development objectives for the CSDS or generate revenue from the commercialization of the CSDS and/or other future products.

Any reliance by us on third parties will require us to share our trade secrets and other intellectual property, which increases the possibility that a competitor will discover them or that our trade secrets and other intellectual property will be misappropriated or disclosed.

Because we will need to rely on third parties to provide us with the materials that we will use to develop and manufacture our product candidates, we may, at times, share trade secrets and other intellectual property with such third parties. We will seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements, or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets and intellectual property. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information will increase the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

Despite our efforts to protect our trade secrets, our competitors or other third parties may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets by third parties. A competitor’s or other third party’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business, financial condition, results of operations and prospects.

RISKS RELATED TO GOVERNMENT REGULATION

Healthcare reform could adversely impact the demand for our intended products and services.

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, or the “Affordable Care Act”, were signed into law in March 2010 and are currently under review under the current administration and may result in significant reforms to the U.S. healthcare system and the structure of the healthcare provider delivery system. The full impact of the Affordable Care Act and any reform is uncertain, and will depend on future regulations and guidance to be promulgated by the Centers or Medicare & Medicaid Services. Any new reimbursement methodologies and mechanisms adopted by Medicare, Medicaid or other commercial third-party payors as a direct or indirect result of the Affordable Care Act and any reform could have an adverse impact on the demand and reimbursement for our intended products and services.

If we are ever found not to be in compliance with applicable laws and regulations, we could be subject to significant fines or penalties, be forced to curtail certain of our operations or rearrange material agreements to our detriment.

We are subject to numerous federal and state laws and regulations, including, but not limited to, federal and state anti-kickback laws, controlled substances laws, the federal Stark law and state self-referral laws, false claims laws, the HIPAA, Medicare and Medicaid regulations and laws regulating the business of insurance. These laws and regulations are extremely complex and could be subject to various interpretations. If we are found by a court or regulatory authority to have violated any applicable laws or regulations, we could be subject to significant fines or penalties or be forced to curtail certain of its operations.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we are unable to obtain, maintain or protect intellectual property rights related to the CSDS or our other future products, we may not be able to compete effectively in our market.

We expect to rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to the CSDS and/or our other future products. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to the CSDS and/or such other future products.

We intend to protect our proprietary position by filing patent applications in the United States and in other countries, with respect to the CSDS and such other future products, which are important to our business. Patent prosecution is expensive and time consuming. We may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development activities before it is too late to obtain patent protection.

Further, the patent position of medical device and other healthcare companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsettled. This renders the patent prosecution process particularly expensive and time-consuming. There is no assurance that all potentially relevant prior art relating to a patent application has been found and that there are no material defects in the form, preparation, or prosecution of a patent application, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover the CSDS and our other future products, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications, if any, may be challenged in the courts or patent offices in the United States and abroad, which may result in such patents being narrowed, found unenforceable or invalidated, in whole or in part, which could limit our ability to stop others from using or commercializing the CSDS and other future products, or limit the duration of our patent protection with respect thereto. Furthermore, even if they are unchallenged, such patent applications and any future patents may not adequately protect our intellectual property, provide exclusivity for the CSDS or other future products, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business. If we cannot obtain and maintain effective patent rights for the CSDS and/or other future products, we may not be able to compete effectively, and our business and results of operations would be harmed.

We also cannot assure you that our trade secrets and other confidential proprietary information, if any, will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets and intellectual property could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets and intellectual property are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. Any of the foregoing could significantly harm our business, results of operations and prospects.

Intellectual property rights of third parties could adversely affect our ability to commercialize CSDS and/or other future products, and we might be required to litigate or obtain licenses from third parties in order to develop or market it. Such litigation or licenses could be costly or not available on commercially reasonable terms.

It is inherently difficult to conclusively assess our freedom to operate without infringing or otherwise violating on third party rights. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover the CSDS and/or our other future products or elements thereof, or our manufacturing or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize the CSDS or other future products unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may also be pending patent applications that if they result in issued patents, could be alleged to be infringed by the CSDS and/or our other future products, if any. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed, we may be forced to cease the development and commercialization of the CSDS and/or other future products, or we may need to seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringing or otherwise violating the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology in connection with the CSDS and/or our other future products without authorization. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that the CSDS and/or our other future products may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the CSDS and/or our other future products, the holders of any such patents may be able to block our ability to commercialize the CSDS and/or such other future products unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. In such case, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize the CSDS and/or our other future products. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common shares. Any of the foregoing could significantly harm our business, results of operations and prospects.

We may not be successful in obtaining or maintaining necessary rights to the CSDS and/or other future products through acquisitions and in-licenses.

To the extent that the CSDS and/or our other future products may require the use of intellectual property or proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license, or use these intellectual property and proprietary rights. We may be unable to acquire or in-license third-party intellectual property rights from third parties that we identify as necessary for the CSDS and/or such other future products. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property rights, we may have to abandon development of the CSDS and/or other future products and our business and financial condition could suffer.

We may be subject to claims challenging the inventorship of our intellectual property.

We may be subject to claims that others may have an interest in or right to compensation with respect to our current products and future products as an inventor or co-inventor. As such, litigation could be necessary to defend against these and other claims challenging inventorship or claiming the right to compensation. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. The Company currently has only one product in final testing. The three current employees of the Company have not waived the right to compensation with respect to the inventorship of the CSDS system, and they may be able to assert claims for compensation with respect to our future revenue. As a result, we may receive less revenue from future products if such claims are successful which in turn could impact our future profitability, business, results of operations and prospects. The Company intends to make such waivers as part of any future employment agreements.

We may enjoy only limited geographical protection with respect to certain patents and we may not be able to protect our intellectual property rights throughout the world.

Filing and prosecuting patent applications and defending patents covering the CSDS and/or our other future products in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as that in the United States. These products may compete with the CSDS and/or our other future products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by any intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain a competitive advantage.

The following examples are illustrative:

●	others may be able to make products that are similar to our product candidates but that are not covered by the claims of the patents that we might own;
●	we might not have been the first to invent the inventions covered by our patents or the first to file patent applications covering our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that pending patent applications will not lead to issued patents;
●	issued patents that we might come to own may be held invalid or unenforceable as a result of legal challenges by our competitors;
●	issued patents that we may own might not provide coverage for all aspects of our product candidates in all countries;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable; and the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

DESCRIPTION OF PROPERTY

The Company rents office suites in Hauppauge, New York. All management and administration activities of the Company are conducted out of this location. The office rental operating agreement expires on February 28, 2025, as amended, and has a rent commencement date of February 15, 2019, with complete rent abatement for the year ended December 31, 2018.

Item 3.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. We are not currently party to any material legal proceedings.

Item 4.	Mine Safety disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quotations for the common stock of the Company are not yet available. The Company has filed a Form S-1 with the SEC in January 2019 along with related subsequent amendments. The registration has been declared effective October 2019 and the Company anticipates being listed on the OTC Markets. Upon successful listing of our securities, the historical market prices of our common stock can be reported, in which such reported prices will be based on inter-dealer bid and ask prices, without markup, markdown, commissions, or adjustments, which may not represent actual transactions.

As of October 31, 2019, there were approximately 43 holders of record of our common stock.

Since inception, no dividends have been paid on the common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Equity Compensation Plan Information

As of October 31, 2019, we do not have any securities authorized for issuance under any equity compensation plans and further, we currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

Common Stock

On October 18, 2018, the Company issued 2,000,000 shares of common stock to a certain executive employee. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On October 18, 2018, the Company issued 90,000 shares of common shares to certain executive employees and a director. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On October 29, 2018, the Company issued 1,428,571 shares of common stock to a related party entity through a private placement. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this prospectus. This discussion and analysis and other parts of this prospectus contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to, those set forth under RISK FACTORS and elsewhere in this prospectus.

Company Overview

New World Technologies, Inc. is a healthcare and medical technology and device research, development and distribution development stage company with a focus on developing and providing innovative and technologically advanced medical products. The Company intends that its technologies will be developed with an emphasis on diagnostics and screening technology, which potentially allow for the prevention or early detection and mitigation of potentially life-threatening illnesses. The Company was incorporated in October 2018. The Company is a development stage company and has no revenues to date.

Current Operations and Recent Developments

The Company is developing its first product, a Cardiovascular Spectrum Diagnostic System (“CSDS”). CSDS is designed to incorporate technology and function of current equipment while providing the healthcare professional with a portable, all-in-one instrument that is easy and intuitive to use. Readings are immediately available on the tablet and provide a robust and comprehensive assessment of overall coronary and cardiovascular function and even, possibly, denote the potential presence, size and location of any possible myocardial ischemic. The proceeds from this offering will be used to finalize the research of the CSDS, to complete its FDA approval application, and to begin production and marketing of the system.

The Company intends to develop as a medical device and products company through its own research and by entering into partnerships or other business arrangements with other medical device and research companies. The Company intends to focus on developing and providing technologically advanced products.

Technology and devices the Company elects to distribute are expected to focus on preventative and diagnostic testing and care with the anticipation of detecting potential medical issues in their early stages yielding positive medical outcomes for patients. We intend to conduct our own research and to develop medical technologies, further developing products that the Company can distribute, obtaining necessary approvals and certifications, as well as being reimbursable under current medical procedure billing codes.

The Company is at the very beginning of its growth cycle and like many emerging growth companies, it faces challenges. These challenges range from the need for additional working and growth capital, securing qualified key personnel, managing market expectations, and supporting product procurement as anticipated demand increases. The Company believes that it is positioning itself to meet and overcome these various challenges, allowing for increased opportunities where market penetration and growth can be realized.

The Company believes that the medical device sector is a very fast growing industry representing a tremendous opportunity to participate in the growing demands of the bio life sciences and health care technology industries. An aging global population and chronic diseases are fueling the rising demand and associated spending of care, along with increasing patient awareness, knowledge, and expectations putting focus and pressure on the research and development of early detection, diagnostic and clinical innovations. The Company believes that such focus and demand will be fueled by an aging population and the burgeoning prevalence of chronic diseases. This represents an opportunity for medical technology research and development companies such as New World Technologies, Inc. in helping physicians deliver innovative, cost-effective high-value health care with positive outcomes for both patient and physician.

In October 2018 the Company secured office space in Hauppauge, New York as its operational headquarters. This new location will be used to provide executive, management and administrative offices for the Company’s regional operations.

The Company intends to develop a core foundation of technologies and products to bring to market with the anticipation of building upon that foundation and further enhancing and expanding upon products offered and networks serviced, focusing on the evaluation, implementation and placement of new technology and products through new distribution channels, partners and strategic alliances.

The Company had filed a Form S-1 with the SEC in January 2019 along with related subsequent amendments throughout 2019. The registration has now been declared effective by the SEC in October 2019. The Company looks forward to and anticipates being listed on the OTC Markets. The Company is currently seeking to engage market-makers, investor and public relations and related professionals with expectations of securing such support mechanisms by fiscal second quarter.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations is based on financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, the Company evaluates these estimates and judgments and bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, (collectively “Update 2016-02”). Update 2016-02 requires recognition of right-of-use assets and lease liabilities on the balance sheet, including those leases classified as operating leases under previous GAAP. We adopted Update 2016-02 on November 1, 2018 (fiscal 2019). As a result of the adoption, we recorded an opening right-of-use asset balance of $168,329, which is included in other long-term assets in the financial statements. The Company also recorded an opening lease liability of $168,329 which is included in long-term liabilities in the financial statements.

In 2018, the United States Securities and Exchange Commission (“SEC”) adopted a new release, “Disclosure Update and Simplification” which includes a new requirement that companies must present a reconciliation of changes in stockholders’ equity as a separate statement or footnote in interim financial statements. The SEC made this change by incorporating the requirements of Rule 3-04of Regulation S-X in the SEC’s interim financial reporting rules. The Company reports its Statement in Changes in Stockholder’s Deficit with the Company’s financial statement reports provided within its interim reporting. These changes were effective November 1, 2018 (fiscal 2019).

Results of Operations

Results for the twelve months ended October 31, 2019 compared to the twelve months ended October 31, 2018.

Revenue. As the Company is in its early development stage, the Company had no revenue for the twelve months ended October 31, 2019 and no revenue for the period ending October 31, 2018. The Company met with start-up challenges during 2018 and 2019 as it continues to work towards establishing a fundamental core of technology, products and distribution channels as well as continually researching new products, technologies and services. In connection with the launch, the Company continues to look to obtain and secure new executive management team members, Board members and strategic alliances to bring additional industry experience and expertise in accomplishing the Company’s current goals. The Company also continues its capital raising efforts.

Operating expenses: Payroll, consulting, and professional fees aggregated $104,800 for the twelve months ended October 31, 2019 compared to $12,800 for the period ended October 31, 2018, an increase of $92,000 or 719%. The increase was primarily due to certain executive officer compensation beginning in fiscal 2019. The Company entered an employment agreement, as amended with a certain key officer and payments are made according to the terms of the agreement. The Company anticipates it will retain key management team members and board members as well as various individuals and companies for various consults and services. The Company also anticipates seeking and engaging new key management team members, board members and staff during fiscal 2020.

Rent: Rent expenses for the twelve months ended October 31, 2019 was $30,724 compared to $-0- for the period ended October 31, 2018, an increase of $30,724 or 100.0%. The increase is primarily due to the Company entering into a lease for office space commencing in fiscal 2019. The Company entered a lease for office space in Hauppauge, New York. This location will be used to provide executive, management and administrative offices for the Company’s regional operations. According to the terms of the lease, the commencement date will be November 15, 2018 with rent commencing on February 15, 2019. Subsequently the Company further entered into a Commencement Date Agreement with the landlord amending the lease commencement date to December 21, 2018.

General and Administrative. General and administrative expenses for the twelve months ended October 31, 2019 aggregated $16,309 compared to $ -0- for the period ended October 31, 2018, an increase of $16,309 or 100.0%. The increase was primarily related to the Company starting operations, and included banking fees of $417, utilities of $1,840, accounting fees of $8,100 and stock transfer fees of $3,515 during fiscal 2019, with the Company only starting during October 2018. The Company anticipates that it will secure certain insurance policies and coverages, telephone and telecommunications services and other administrative expenses as well as begin to incur travel, entertainment, meals and related expenses to support and advance the business over approximately the next year as the Company continues to establish its medical technology and device research, development and distribution business.

Depreciation and Amortization. There is no depreciation or amortization expenses for the twelve months ended October 31, 2019 and the period ended October 31, 2018. The Company anticipates it will procure certain fixed assets and related capital expenditures over approximately the next year as the Company continues to establish its medical technology and device research, development and distribution business.

Income Taxes. No provision for income taxes has been recorded for the twelve months ended October 31, 2019 and the period ended October 31, 2018.

Net Loss. The net loss for the twelve months ended October 31, 2019 was ($151,833) compared to the net loss of ($12,800) for the period ended October 31, 2018. The Company had a loss per weighted average common share outstanding of ($0.04) for the period ended October 31, 2019 compared to ($-0-) for the period ended October 31, 2018.

Liquidity and Capital Resources

As the Company is currently jumpstarting its medical technology and device research, development and distribution business, there continues to be concerted, focused efforts on raising capital. During October 2018, the Company raised net proceeds of $200,000 through a private placement in order to fund the development and growth of operations. The Company’s ability to continue as a going concern is dependent on obtaining additional adequate capital to fund additional operating losses until profitable. If the Company’s is unable to obtain adequate capital, it could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for October 31, 2019 and 2018:

Category	October 31, 2019	October 31, 2018
Net cash used in operating activities	$(110,706)	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	$250	$200,000

Cash flows for the twelve months ended October 31, 2019 compared to the period ended October 31, 2018: For the twelve months ended October 31, 2019, the Company incurred a net loss of ($151,833). Net cash used in operating activities was ($110,706), net cash used in investing activities was $-0- and net cash provided by financing activities was $250. For the period ended October 31, 2018, the Company incurred a net loss of ($12,800). Net cash used in operating activities was $-0-, net cash used in investing activities was $-0- and net cash provided by financing activities was $200,000.

Working Capital Information

The following table presents a summary of our working capital:

Category	October 31, 2019	October 31, 2018
Current assets	$89,544	$200,000
Current liabilities	34,955	12,600
Working capital	$54,589	$187,400

As of October 31, 2019, the Company had a working capital surplus of $54,589 compared to $187,400 at October 31, 2018, or a decrease in working capital of $132,811 primarily due to a decrease of $110,456 in cash as a result of certain operating, selling and administrative expenses as well as the implementation of certain officer compensation and a net increase of current liabilities of $22,355 primarily as a result of certain operating, selling and administrative expenses and the implementation of certain officer compensation.

The Company also expects to continue its capital raising efforts through fiscal 2020 with increased exposure and awareness, further supported by the SEC declaring the Company’s registration of securities effective in October 2019. The Company expects to utilize this platform and its securities in enhancing capital raise efforts and needs, and as a result, through the engagement and retention of more formalized investor and public relations, through financial and technology roadshows and through the engagement of other professional firms.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s continued operations, which in turn is dependent upon its ability to meet its financial requirements, raise additional financing, and the success of the Company’s future operations.

Additional funding may not be available to the Company on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. For example, if the Company raises additional funds by issuing equity securities or by selling debt securities, if convertible, further dilution to existing stockholders would result. To the extent the Company’s capital resources are insufficient to meet future capital requirements, the Company will need to finance future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. If adequate funds are not available, the Company may be required to terminate, significantly modify or delay the development and launch of the businesses, reduce planned commercialization efforts, or obtain funds through means that may require the Company to relinquish certain rights that it might otherwise seek to protect and retain. Further, the Company may elect to raise additional funds even before needed them if management believes the conditions for raising capital are favorable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.	Financial Statements and Supplementary Data

The financial statements are attached hereto.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our independent accounting firm has not, nor is required, to perform any procedures to assess the effectiveness of management remediation efforts.

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not believed to be effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. The Company is launching its medical technology business and is developing its first product, and as such currently lacks documented procedures including documentation related to testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. Furthermore, the Company lacked sufficient personnel to properly segregate duties. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15(d) -15(f) as a process designed by, or under the supervision of, our Chief Executive and Chief Financial Officer and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

●	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2019 and identified a material weakness in internal control over financial reporting as of that date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework. Because of the material weakness described below, management concluded that, as of October 31, 2019, our internal control over financial reporting was not effective.

The Company is a development stage company growing its business along with seeking additional management executives and board members and currently lacks documented procedures including documentation related to testing of processes, data validation procedures from systems into the general ledger, testing of systems, validation of results and reports, disclosure review, and other review and analytical procedures. Furthermore, the Company lacked sufficient personnel to properly effectuate the segregation of duties. A controls system cannot provide absolute assurance, however, can provide that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal year ended October 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and officers

As of October 31, 2019, the executive officers and directors of the Company were as follows:

Name	Date of Appointment	Positions
Hank Tucker	2018	Chief Executive Officer, President, Secretary and Chairman
Andrew Fitzpatrick	2018	Chief Operating Officer and Director
Richard Gonsalves	2018	Chief Financial Officer
Oakley J. Gentry	2018	Director

Biographies

The following are brief biographies of the officers and directors:

Hank Tucker serves as the Company’s Chief Executive Officer, President, Secretary and Chairman of the Board. Mr. Tucker has experience in ancillary medical devices, including the development, management and marketing of medical and pharmaceutical devices, with a particular focus on ancillary medical information delivery systems and devices. Mr. Tucker handles the research and development of the CSDS system and will be responsible for the development of new products and personnel to assist or manage development of such products.

Mr. Tucker also has expertise and leadership experience in the computer technology industries, including the development of complete, full service software programming, hardware builds and configurations and complete integrated system solutions. Prior to joining the Company in October, 2018, Mr. Tucker worked for the following companies in the capacities indicated:

July 2004 to 2018 – Pro-Management Services, Inc., Westhampton Beach, New York

Mr. Tucker served as Chief Executive Officer, Product and Business Development where he provided extensive experience, leadership and creativity in product development, production and distribution. Mr. Tucker successfully led initiatives of production including processes and infrastructures involved in producing, processing, packaging, transporting, marketing, consumption, and disposal. He has also grown market penetration and bolstered revenues through sales, marketing and business to business programs including online initiatives, wholesale, retail and regional distribution efforts. Under his leadership and vision, Mr. Tucker successfully assembled a team that collectively pioneered, designed, engineered and manufactured an oral medication (tablets and capsules) delivery device and system. This delivery system effectively and efficiently assisted patients and their care givers to the monitoring and compliance of taking prescribed medications. Mr. Tucker worked closely with major pharmacy chains and pharmaceutical companies in successfully improving and enhancing their compliance programs by incorporating and utilizing his technology while simultaneously providing consultation based on his experience and expertise in product development and roll out. He solidified strategic alliances with and successfully sold his technology nationally through CVS and Cardinal Health, as well as other national and regional companies.

Andrew Fitzpatrick serves as the Company’s Chief Operating Officer and a Director. Mr. Fitzpatrick has superior leadership and analytics skills, including job costing, projections and forecasts, budgeting and risk analysis, cultivated and refined as a result of his extensive experience in leadership capacities in the petroleum industry for more than 30 years. Prior to joining the Company in October, 2018, Mr. Fitzpatrick worked for the following companies in the capacities indicated:

June 2015 to current – Valero Energy Corporation, San Antonio, Texas

Mr. Fitzpatrick serves as Territory Manager for the Fortune 50 international manufacturer and marketer of transportation and other petrochemical products. In this capacity, Mr. Fitzpatrick provides superior management and leadership through his extensive industry experience of over 30 years and is responsible for commanding over 200 client locations in the Northeast. He has a proven track record in leading multi-location operations, including growth and expansion efforts, spearheading the establishment, opening, and development of current and future facilities. Additionally, Mr. Fitzpatrick provides superior leadership and analytics, including job costing, projections and forecasts, budgeting and risk for unbranded gasoline transactions, prompting deals off of the New York Mercantile Exchange (NYMEX), the largest commodity futures exchange market in the world.

July 2009 to June 2015 – Global Companies LLC, Waltham, Massachusetts

Mr. Fitzpatrick served as Senior Wholesale Marketing Manager for this subsidiary of a Fortune 500 master limited partnership that owns and/or controls one of the largest networks of refined petroleum products in the Northeast with 1,500 locations. In this capacity, Mr. Fitzpatrick provided sales and marketing planning, product development, expansion initiatives including research and development of target markets, and brand management. He also provided essential feedback for product development and refinement and worked with sales, marketing, engineering, and product teams to understand and determine objectives and goals, then formulated, developed and maintained successful marketing strategies.

Richard Gonsalves serves as the Company’s Chief Financial Officer. Mr. Gonsalves is a proven leader, successfully growing businesses under his direction by developing talented, top-notch teams, managing corporate administration and operations and forging business relationships and strategic alliances. He bases his success and management style on a strong commitment to profitability through effective policies, adopting strategic efficiencies and a commitment to customer service and support. Prior to his joining the Company in October, 2018, Mr. Gonsalves worked for the following companies in the capacities indicated:

March 2014 to 2018 - Elite Rim Repair, Plainview, New York

Mr. Gonsalves served as General Manager where he was responsible for the successful leadership of over 155 administrative and professional employees, with a delivery fleet of over 50 vehicles and over a dozen of on site, in house repair professionals. Mr. Gonsalves also managed and was responsible for the company’s privately held portfolio consisting of a consortium of smaller auto detailing, repair, refinishing and furbishing companies. He was also instrumental in the successful development and implementation of a new mobile division and profit center where the company’s services were expanded and made available for on site, remote customer locations.

November 2011 to March 2014 - Fix Rim New York, Farmingdale, New York

Mr. Gonsalves served as General Manager where he led all organizational day-to-day operations, including financial statement reporting and analysis, budgets and forecasts and costing models, exponentially growing the company. Through his vision, results-oriented drive, team building skills and customer based management style, the company became a premier regional organization and ultimately sold through a business franchise transaction.

Oakley Gentry serves as a Director of the Company. Mr. Gentry has leadership and entrepreneurial experience in the operation and management of residential and commercial real estate, construction and development projects. He is detailed oriented and a superior multi-tasker and problem solver, actively involved taking a hands on approach as a leader and entrepreneur, from supplier procurement to labor relations to adherence to the most detailed demands of project specifications. Most recently, as founder of his own regional construction and development company, Mr. Gentry has been recognized in the field as an outstanding builder, developer and one of Long Island’s largest East End builders of commercial and estate properties. Over the past three decades, his vast experience in project and construction management has afforded him achieving great success in all aspects of project management and development, including the management of complex multi-year development projects, high level negotiations, and serving as committee representative for large development projects domestically and internationally. Mr. Gentry holds a degree in Construction Management and Science from Clemson University.

Family Relationships

There are no familial relationships among our officers and directors.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Committee

The Company does not have a formal Audit Committee, Nominating Committee or Compensation Committee. As the Company’s business expands, however, it will reassess this.

Code of Ethics

The Company has adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

Board Meetings

The Board of Directors met four times during the fiscal year of 2019.

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we, to the best of our knowledge, believe that, with respect to the fiscal year ended October 31, 2019, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation

The following table sets forth for the two years ended October 31, 2019 and 2018 the compensation awarded to, paid to, or earned by, the Company’s Chief Executive Officer and the Company’s other most highly compensated executive officers. Certain columns were excluded as the information was not applicable.

Summary Compensation Table

Name and Position	Year (1)	Salary	Deferred Salary (2)	Stock Award	Stock Bonus (3)	Grant Date Fair Value (4)

Hank Tucker	2018	$0	$0	2,000,000		$200
Chief Executive Officer, President, Secretary and Chairman	2019	$69,200	$34,600		2,000,000

Andrew Fitzpatrick	2018	NA	NA	30,000	NA	$4,200
Chief Operating Officer and Director	2019	NA	NA	0	NA

Richard Gonsalves	2018	NA	NA	30,000	NA	$4,200
Chief Financial Officer	2019	NA	NA	0	NA

Oakley Gentry	2018	NA	NA	30,000	NA	$4,200
Director	2019	NA	NA	0	NA

(1)	Employment agreements were executed in 2018. No compensation was paid in 2018.
(2)	Pursuant to the employment agreement, as amended, with Mr. Tucker, compensation at $17,300 per month was scheduled to begin May 1, 2019. Mr. Tucker agreed to defer payments until July 1, 2019 and has received a total of $69,200 in cash compensation as of October 31, 2019.
(3)	Upon listing of the Company’s shares on the OTC Markets, if such listing should occur, the Company will issue 2,000,000 additional shares of common stock to Mr. Tucker. Such shares would be restricted securities and subject to the restrictions of Rule 144 for trade in the future unless otherwise registered.
(4)	Represents the computed grant date fair value costs of stock based compensation for financial reporting purposes. The value represents the estimated fair market value of our common stock at grant date to our officers and directors multiplied by the number of respective shares granted. 2,000,000 shares were granted at par value ($.0001) per share to Mr. Tucker as a result of an employment agreement and 30,000 shares each, granted at $0.14 per share to Messrs. Fitzpatrick and Gonsalves as a result of respective employment agreements and to Mr. Gentry as a result of a board seat agreement.

As of October 31, 2019, the Company has paid Hank Tucker (Chief Executive Officer, President, Secretary and Chairman) $69,200 in cash compensation and has not paid any other cash compensation to any other of its officers or directors. As described elsewhere herein and shown above, the Company has issued stock to Hank Tucker, Andrew Fitzpatrick (Chief Operating Officer and Director), Richard Gonsalves (Chief Financial Officer) and Oakley J. Gentry (Director). The Company has entered into employment agreements with Messrs. Tucker, Fitzpatrick and Gonsalves but no cash compensation or additional stock issuances are due to either Messrs. Gonsalves or Gentry. Pursuant to the employment agreement, as amended, with Mr. Tucker, compensation at $17,300 per month was scheduled to begin May 1, 2019. Mr. Tucker had deferred any such payments until July 1, 2019 and has received a total of $69,200 in cash compensation as of October 31, 2019.

Upon listing of the Company’s shares on the OTC Markets, if such listing should occur, the Company will issue 2,000,000 additional shares of common stock to Mr. Tucker. Such shares would be restricted securities and subject to the restrictions of Rule 144 for trade in the future unless otherwise registered.

Other than disclosed above, no other board members received compensation in any form for their services as board members.

Employment Agreements

The Company entered into a 5-year employment agreement, as amended with Hank Tucker commencing October 18, 2018. The employment agreement provides for Mr. Tucker to serve as Chief Executive Officer of the Company at a base salary of $138,000 the first year, $216,000 the second year, $240,000 the third year, $264,000 the fourth year and $300,000 the fifth year. The agreement shall be automatically extended for a period of two years unless otherwise notified by the Board 30 days prior to such renewal. The Company will provide officers and directors insurance for Mr. Tucker and will apply for key-man insurance on his life. The employment agreement, as amended provides that compensation will be paid to Mr. Tucker commencing May 1, 2019 with Mr. Tucker agreeing to defer such payments until July 1, 2019 and has received a total of $69,200 in cash compensation as of October 31, 2019.

In the event that the monthly cash flow of the Company for any month during the first 12 months following July 1, 2019 is insufficient to pay the salary installment for that month, then the Company has the right to suspend its obligation to pay such installment during that month, provided that such deferral by the Company is limited to no more than two times during the 12 months following July 1, 2019. Any such deferred payment(s) will be due and payable on or before the first anniversary of July 1, 2020. Mr. Tucker has agreed to defer the May and June 2019 payments and the Company has recorded an accrued liability for such deferred payments totaling $34,600 at October 31, 2019.

In its discretion, the Board may set an annual bonus schedule based on objectives to be determined by the Board. The minimum annual bonus for achievement of a majority of such bonus objectives will be 100% of the base salary paid in such year. The agreement provides that Mr. Tucker shall be nominated and elected to serve on the Company’s Board of Directors with the caveat that any resignation from serving as a director shall not be a default under the employment agreement and will not result in any reduction of compensation. The agreement further provides that within 120 days of the Company’s shares of common stock being listed on OTC Markets, if such listing should occur, Mr. Tucker will receive 2,000,000 restricted shares of the Company’s common stock. The agreement includes standard provisions for early termination for cause or default by either party.

The Company entered into a 1-year employment agreement with Andrew Fitzpatrick commencing October 18, 2018. The agreement is automatically renewable for an additional year unless either party notifies the other of its intent not to renew. The employment agreement provides for Mr. Fitzpatrick to serve as Chief Operating Officer of the Company with compensation set at 30,000 shares of the Company’s common stock. The agreement provides that Mr. Fitzpatrick is employed “at will” and each of the Company and Mr. Fitzpatrick has the right to terminate the agreement at any time, with or without advance notice and with or without cause. The agreement provides for a performance bonus of up to 100% of his then current base salary, The performance standards shall be determined, from time to time, by the Company’s Board of Directors. In addition, the Company’s Board of Directors may in its sole discretion provide an additional bonus to Mr. Fitzpatrick, the “Discretionary Bonus”.

The Company entered into a 1-year employment agreement with Richard Gonsalves commencing October 18, 2018. The agreement is automatically renewable for an additional year unless either party notifies the other of its intent not to renew. The employment agreement provides for Mr. Gonsalves to serve as Chief Financial Officer of the Company with compensation set at 30,000 shares of the Company’s common stock. The agreement provides that Mr. Gonsalves is employed “at will” and each of the Company and Mr. Gonsalves has the right to terminate the agreement at any time, with or without advance notice and with or without cause. The agreement provides for a performance bonus of up to 100% of his then current base compensation. The performance standards for any such performance bonus shall be determined, from time to time, by the Company’s Board of Directors. In addition, the Company’s Board of Directors may in its sole discretion provide an additional bonus to Mr. Gonsalves, the “Discretionary Bonus”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of October 31, 2019, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.

	Number of Shares Beneficially Owned	Percentage of Outstanding shares owned
Hank Tucker	2,000,000	57%
Andrew Fitzpatrick	30,000	*
Richard Gonsalves	30,000	*
Oakley J. Gentry	30,000	*
All directors and executive officers as a group (4 persons)	2,090,000	59%

*Less than 1%

(1)	In determining the percent of common stock owned by a person or entity on October 31, 2019, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, and (b) the denominator is the total shares of common stock outstanding on October 31, 2019 (3,518,571). Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director independence and related transactions:

The Company may, from time to time, engage, consult, contract or hire family members and/or relations of current officers and/or directors of the Company. Such engagements generally are for specific roles and do not consist of any executive, officer or directorship responsibilities.

The officers and directors are subject to the restriction that all opportunities contemplated by the business plan which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company. A breach of this requirement will be a breach of the fiduciary duties of the officer or director.

New World Technologies, Inc. (Nevada) currently holds 12,571 shares of the Company’s common stock. In October, 2018, New World (Nevada) purchased an aggregate of 1,428,571 shares of the Company’s common stock for a purchase price of $200,000. New World (Nevada) distributed 1,416,000 of these shares. Hank Tucker, the Company’s Chief Executive Officer and a director, is the President and director of New World (Nevada) and owns 46% (650,000 shares) of the 1,408,000 outstanding shares of New World (Nevada). Messrs. Fitzpatrick, Gonsalves, and Gentry each own 13,000 shares, 25,000 shares and 50,000 shares, respectively, of New World (Nevada). The officers and directors of the Company own an aggregate of 738,000 (52%) of the outstanding shares of New World Technologies, Inc. (Nevada). The shares in New World Technologies, Inc. (Nevada) were distributed pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. This transaction was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investor purchasing securities was acquiring the same for investment purposes only, without a view to resale.

The employment agreement between Hank Tucker and the Company provides that at its discretion, the Board may set an annual bonus schedule based on objectives to be determined by the Board. The minimum annual bonus for achievement of a majority of such bonus objectives will be 100% of the base salary paid in such year. The employment agreement provides that Mr. Tucker shall be nominated and elected to serve on the Company’s Board of Directors with the caveat that any resignation from serving as a director shall not be a default under the employment agreement and will not result in any reduction of compensation.

Item 14.	Principal Accounting Fees and Services

We were billed by BF Borgers CPA PC, Lakewood, Colorado an independent registered public accounting firm, for the following professional services they performed for us during fiscal years ended October 31, 2019 and 2018 as set forth in the table below:

	Fiscal year ended December 31,
	2019	2018
Audit fees	$10,800	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$10,800	$-

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of New World Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of New World Technologies, Inc. (the “Company”) as of October 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2018.

Lakewood, CO

February 27, 2020

NEW WORLD TECHNOLOGIES, INC.

BALANCE SHEET

	OCTOBER 31, 2019	OCTOBER 31, 2018

ASSETS

CURRENT ASSETS
Cash	$89,544	$200,000
Accounts receivable	-	-
Prepaid expenses	-	-
Total Current Assets	89,544	200,000

Fixed assets, net	-	-

OTHER ASSETS
Security deposits	-	-
Total Other Assets	-	-

Long-term Assets - Operating Lease Right of Use Asset	150,233	-

TOTAL ASSETS	$239,777	$200,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$34,955	$-
Current portion of notes payable	-	-
Liability for common stock to be issued	-	12,600
Liability for preferred stock to be issued	-	-
Total Current Liabilities	34,955	12,600

Long-term Liabilities - Operating Lease	156,405	-

TOTAL LIABILITIES	191,360	12,600

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,518,571 and 3,428,571 shares issued and outstanding, respectively	352	343
Additional paid in capital	212,698	199,857
Accumulated Deficit	(164,633)	(12,800)
Total Stockholders’ Equity	48,417	187,400

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,777	$200,000

The accompanying notes are an integral part of these financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

	YEAR ENDED	YEAR ENDED
	OCTOBER 31, 2019	OCTOBER 31, 2018

REVENUE	$-	$-

OPERATING EXPENSES
Payroll, consulting and professional fees	104,800	12,800
Rent	30,724	-
Selling, general and administrative	16,309	-
Depreciation and amortization	-	-
Cost of Device Units	-	-
	151,833	12,800

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(151,833)	(12,800)

OTHER INCOME	-	-

LOSS BEFORE INCOME TAXES	(151,833)	(12,800)

INCOME TAXES	-	-

NET LOSS	$(151,833)	$(12,800)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	3,508,215	-

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$(0.04)	$-

The accompanying notes are an integral part of these financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

	YEAR ENDED	YEAR ENDED
	OCTOBER 31, 2019	OCTOBER 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(151,833)	$(12,800)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Share-based compensation	-	12,800
Reduction of lease liability - Operaitng lease	(11,924)
Reduction of right of use asset - Operaitng lease	18,096	-

Change in operating assets and liabilities
Prepaid expenses	-	-
Accounts receivable	-	-
Accounts payable and accrued expenses	34,955	-
Total adjustments	41,127	12,800
Net cash used in operating activities	(110,706)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	-	-
Acquisition of fixed assets	-	-
Disposition of fixed assets	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	250	200,000
Proceeds received from notes payable	-	-
Repayments of notes payable	-	-
Net cash provided by financing activities	250	200,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(110,456)	200,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	200,000	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$89,544	$200,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$12,600	$-
Issuance of preferred stock for liability of stock to be issued	$-	$-

The accompanying notes are an integral part of these financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - October 16, 2018	-	-	-	-	-	-	-

Shares issued for services rendered and liability for stock to be issued	-	-	-	-	-	-	-

Shares issued under agreements with consultants and employees	-	-	2,000,000	200	-	-	200

Shares issued for cash	-		1,428,571	143	199,857		200,000

Net loss for the month ended October 31, 2018	-	-	-	-	-	(12,800)	(12,800)

Balance - October 31, 2018	-	$-	3,428,571	$343	$199,857	$(12,800)	$187,400

Shares issued under agreements with consultants and employees	-	-	-	-	250	-	250

Shares issued for services rendered and liability for stock to be issued			90,000	9	12,591		12,600

Net loss for the year ended October 31, 2019	-	-	-	-	-	(151,833)	(151,833)

Balance - October 31, 2019	-	$-	3,518,571	$352	$212,698	$(164,633)	$48,417

The accompanying notes are an integral part of these financial statements.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2019 and 2018

1.	NOTE 1 – BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, management is required to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ materially from those estimates.

New World Technologies, Inc. (the “Company”), was formed in the State of Delaware on October 16, 2018.

New World Technologies, Inc. is a healthcare and medical technology and device research, development and distribution company with a focus on developing and further providing innovative, cutting edge, technologically advanced products. Such technologies will be developed with an emphasis on diagnostics and screening technology, which potentially allows for the prevention or early detection and mitigation of potentially life-threatening illnesses.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”).

Circumstances surrounding “checks awaiting deposit”

Checks awaiting deposit are checks that are outstanding for a longer than normal period of time and are infrequent and even rare during the normal course of business. Checks awaiting deposits as reported on the balance sheet ending October 31, 2018 were solely due to one single check received by the Company. The check was dated October 29th, 2018. The check was received as a result of a stock purchase transaction during the early stages of the Company’s formation. Due to administrative issues on the Company’s side and administrative issues on the purchaser’s side, collectively, caused unique delays in the Company’s processing of the check. The funds were cleared and available to the Company on January 10, 2019.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with the provisions of ASC 718-10 “Share Based Payments”.

The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

Liability For Stock To Be Issued

The Company from time to time enters into agreements for the issuance of common and preferred stock for cash and services. When the shares have not been issued, the Company records the amounts as liability for stock to be issued. For cash transactions the Company records the liability for the amount of cash received and for services the Company records the transaction in accordance with ASC 845 Nonmonetary transactions whereby the services are valued based on the fair value of the services or the equity instruments to be issued, whichever is more clearly evident, as of the measurement date.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2019 and 2018

Recently Issued Accounting Standards

The Financial Accounting Standards Board and the Securities Exchange commission have issued certain accounting standards updates and regulations that will become effective in subsequent periods. Except for the changes discussed below, management does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect in 2019 and 2018, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Adoption of ASC 842

On November 1, 2018 (fiscal 2019), we adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of November 1, 2018, which is the date of initial application. The Company had no lease obligations or liabilities prior. As a result, the balance sheet prior to November 1, 2018 was not restated. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our income statement for each period presented.

We adopted ASC 842 using a modified retrospective approach for all leases existing at November 1, 2018. The adoption of ASC 842 had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, upon adoption, leases that would be classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded $168,329 as operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, discounted using the Small Business Administration (“SBA”) 7(a) loan incremental borrowing rate of 2.25% + Prime (5.25%) = 7.5% at November 1, 2018, using the original lease term as the tenor. The Company has taken advantage of certain practical expedients offered to registrants at adoption of ASC 842. The Company does not apply the recognition requirements of ASC 842 to short-term leases and sub leases. Instead, those lease payments are recognized in profit or loss on a straight-line basis over the lease term. The Company is currently not party to any short-term or sub leases. Further, as a practical expedient, all lease contracts are accounted for as one single lease component, as opposed to separating lease and non-lease components to allocate the consideration within a single lease contract.

We lease all our office space in conducting our business. We adopted ASC 842 effective November 1, 2018 (fiscal 2019). For contracts entered into on or after the effective date, at the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. There were no lease obligations prior to November 1, 2018.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. Our current operating lease is an office space lease, and the Company is currently not party to any finance leases.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2019 and 2018

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, an incremental borrowing rate for the same term as the underlying lease. For our operating lease, we used an incremental borrowing rate of 7.5% (see above). For any future finance leases, we would use the rate implicit in the lease or an incremental borrowing rate if the implicit lease rate cannot be determined.

Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

Lease expense for our operating lease consists of the lease payments plus any initial direct costs, and is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases would consists of the amortization of the right-of-use asset on a straight-line basis over the lease term and interest expense determined on an amortized cost basis. The lease payments are allocated between a reduction of the lease liability and interest expense. The Company is currently not party to any finance leases.

We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The Company is currently not party to any short-term leases.

Changes in Stockholder’s Equity

In 2018, the US Securities and Exchange Commission (“SEC”) adopted a new release, “Disclosure Update and Simplification” which includes a new requirement that companies must present a reconciliation of changes in stockholders’ equity as a separate statement or footnote in interim financial statements. The SEC made this change by incorporating the requirements of Rule 3-04 of Regulation S-X in the SEC’s interim financial reporting rules. The Company reports its Statement in Changes in Stockholder’s Deficit with the Company’s financial statement reports provided within its interim reporting. These changes will be effective November 1, 2018 (fiscal 2019).

2.	NOTE 2 – COMMON STOCK and PREFERRED STOCK

In October 2018, the Company filed a Certificate of Incorporation and organized under the Delaware General Corporation Law. Under this certificate, the Company has 100,000,000 common shares, par value $.0001 per share authorized and 20,000,000 preferred shares, par value $.0001 per share authorized.

Common Stock

During October 2018, the Company issued 2,000,000 shares of common stock to an executive officer as a result of an employment agreement.

During October 2018, the Company raised $200,000 and issued 1,428,571 shares of common stock to a related party as a result of a stock purchase agreement. (See Note 6)

During October 2018, the Company entered into various agreements with key executives of the Company, and as a result, 90,000 common shares in the aggregate are to be issued and were valued in the aggregate at $12,600 and recorded as a liability for stock to be issued. During December 2018 these common shares were issued in accordance with their respective agreements.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2019 and 2018

Preferred Stock

There are no preferred shares issued or outstanding nor any dividends accrued or payable.

3.	NOTE 3 – INCOME TAXES

The Company files U.S. federal and state of New York tax returns that are subject to audit by tax authorities beginning with the calendar year ended December 31, 2018. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense. The Company has performed a review of its material tax positions. During the years ended October 31, 2019 and 2018, the Company did not recognize any amounts for interest and penalties with respect to any unrecognized tax benefits.

4.	NOTE 4 – COMMITMENTS

Lease Agreement

Our current operating lease right-of-use asset and operating lease liability represent our lease for office space used to conduct our business. As of October 31, 2019, the Company is not party to any finance leases. The lease has a remaining lease term of 5 years. The components of lease expense for the year ended October 31, 2019 were as follows:

Operating lease cost (cost resulting from lease payments)	$28,394
Operating lease expense	30,724

The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the Small Business Administration (“SBA”) 7(a) loan incremental borrowing rates. The Company’s discount rate and lease term remaining on its lease liability is approximately 7.50% and 6 years, respectively. The Company had net operating cash flows from the operating lease of $6,172 related to the lease for the year ended October 31, 2019.

As of October 31, 2019, the Company’s right-of-use assets are $150,233, which are reported in other long-term assets in the Company’s balance sheets. As of October 31, 2019, the Company has outstanding lease obligations of $156,405, which is reported in long-term obligations in the Company’s balance sheets.

The Company has taken advantage of certain practical expedients offered to registrants at adoption of ASC 842. The Company does not apply the recognition requirements of ASC 842 to short-term leases and sub leases. Instead, those lease payments are recognized in profit or loss on a straight-line basis over the lease term. Further, as a practical expedient, all lease contracts are accounted for as one single lease component, as opposed to separating lease and non-lease components to allocate the consideration within a single lease contract.

Maturities of aggregate operating lease liabilities as of October 31, 2019 were as follows:

2020	$36,000
2021	36,000
2022	36,000
2023	36,000
2024	36,000
Thereafter	$12,000
Total minimum lease payments	$192,000
Imputed interest	$(40,000)
Total	$152,000

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2019 and 2018

The Company entered into a 6 year lease agreement in Hauppauge, New York for executive offices of the Company. The Company will account for this lease as an operating lease under ASC 842. The lease commences November 15, 2018 and expires February 28, 2025. The lease requires an annual payment of approximately $34,659 for the first year, with rent commencing February 15, 2019 with increases 3% per year subsequent thereto plus any increases in real estate taxes over the base year, as defined. Subsequently the Company further entered into a Commencement Date Agreement with the landlord amending the lease commencement date to December 21, 2018. The Company will be required to pay a security deposit of $5,727.

$30,724 in rental expense has been charged to operations for the year ended October 31, 2019 and $-0- for the period ended October 31, 2018. Rental expense is accounted for on the straight-line method.

Any excess of recognized rent expense over scheduled lease payments is included in accounts payable and accrued expenses.

Employment Agreements

In October 2018 the Company entered into an employment agreement with a key management individual. In accordance with the respective terms of the agreement, the Company is to issue equity compensation to this individual. As a result, 2,000,000 shares of common stock were issued.

In October 2018 the Company entered into various employment agreements with key management individuals. In accordance with the respective terms of these agreements, the Company is to issue equity compensation to those individuals. As a result, 60,000 shares of common stock in the aggregate are to be issued, were valued at $8,400 and recorded as a liability for stock to be issued. During December 2018 these common shares were issued in accordance with their respective agreements.

In October 2018 the Company entered into a Board of Director membership agreement with a key management individual. In accordance with the respective terms of this agreement, the Company is to issue equity compensation to this individual. As a result, 30,000 shares of common stock are to be issued, were valued at $4,200 and recorded as a liability for stock to be issued. During December 2018 these common shares were issued in accordance with the agreement.

Stock Purchase Agreement

During October 2018, the Company entered into a stock purchase agreement with a related party for the sale of shares of the Company’s common stock. As a result, 1,428,571 shares of common stock were issued. (See Note 6).

5.	NOTE 5 – CREDIT RISK AND OTHER CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash with high credit quality financial institutions. At times, such cash and cash equivalents may exceed the FDIC insured limit of $250,000.

There are no accounts receivable concentrations and no revenue concentrations at October 31, 2019 and October 31, 2018.

6.	NOTE 6 – LIQUIDITY AND CAPITAL RESOURCES

The Company has currently incorporated and has not yet commenced operations. As the Company is currently jumpstarting its medical technology and device research, development and distribution business, there will be concerted, focused efforts on raising capital. During October 2018, we were successful in raising net proceeds of $200,000 through a private placement in order to fund the development and growth of our operations. During October 2019, we were successful in getting the registration of our common securities declared effective by the SEC in order to enhance and expand our capital raising efforts. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

7.	NOTE 7 – RELATED PARTY TRANSACTIONS

During October 2018, the Company entered into a stock purchase agreement and sold 1,428,571 shares of common stock valued at $200,000 to a company in which the Chief Executive Officer participates in. (See Notes 2 and 4)

8.	NOTE 8 – SUBSEQUENT EVENTS

The Company’s management has evaluated all subsequent events through issuance date and none required disclosure.

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Certificate of Incorporation dated October 16, 2018 (Exhibit 3.1 to Form S-1 filed on January 28, 2019)
3.2	By-Laws (Exhibit 3.2 to Form S-1 filed on January 28, 2019)
3.3	Sample Stock Certificate (Exhibit 3.3 to Form S-1 filed on January 28, 2019)
5.0	Opinion of Counsel – Lee Cassidy Law (Exhibit 5.0 to amended Form S-1 filed on October 2, 2019)
10.0	Stock Purchase Agreement – New World Technologies Inc. (Exhibit 10.0 to Form S-1 filed on January 28, 2019)
10.1	Employment Agreement - Tucker (Exhibit 10.1 to amended Form S-1 filed on March 18, 2019)
10.2	Addendum to Employment Agreement - Tucker (Exhibit 10.2 to amended Form S-1 filed on March 18, 2019)
10.3	Employment Agreement - Fitzpatrick (Exhibit 10.3 to amended Form S-1 filed on March 18, 2019)
10.4	Employment Agreement - Gonsalves (Exhibit 10.4 to amended Form S-1 filed on March 18, 2019)
10.5	Addendum to Employment Agreement - Fitzpatrick (Exhibit 10.5 to amended Form S-1 filed on March 18, 2019)
10.6	Addendum to Employment Agreement - Gonsalves (Exhibit 10.6 to amended Form S-1 filed on March 18, 2019)
10.7	Lease Agreement for Office Space (Exhibit 10.7 to amended Form S-1 filed on October 2, 2019)
10.8	Board Resolution (Exhibit 10.8 to amended Form S-1 filed on October 2, 2019)
10.9	Subscription Agreement (Exhibit 10.9 to amended Form S-1 filed on October 2, 2019)
10.10	Board Invitation – Oakley Gentry (Exhibit 10.10 to amended Form S-1 filed on October 2, 2019)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New World Technologies, Inc.

Date: February 28, 2020	By:	/s/ Hank Tucker
Hank Tucker
Chief Executive Officer, Chairman of the Board

Date: February 28, 2020	By:	/s/ Richard Gonsalves
Richard Gonsalves
Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hank Tucker	Chief Executive Officer, Chairman of the Board	February 28, 2020
Hank Tucker

/s/ Richard Gonsalves	Chief Financial Officer	February 28, 2020
Richard Gonsalves

/s/ Andrew Fitzpatrick	Chief Operating Officer, Director	February 28, 2020
Andrew Fitzpatrick

