Form 10-Q
period 2020-01-31
NEW WORLD TECHNOLOGIES, INC.
filed 2020-03-23
CIK 1756574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2020

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

New World Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-56122	37-1913081
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1363 Veterans Memorial Highway, Suite 22, Hauppauge, New York, 11788

(Address of principal executive offices) (Zip code)

888-605-3510

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]    No [X]

The number of shares of common stock, par value $0.0001 per share of New World Technologies, Inc. outstanding as of the close of business on January 31, 2020 were 3,518,571.

NEW WORLD TECHNOLOGIES, INC.

TABLE OF CONTENTS EDGAR AGENT PLEASE UPDATE

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEW WORLD TECHNOLOGIES, INC.

BALANCE SHEET

(UNAUDITED)

	JANUARY 31, 2020	OCTOBER 31, 2019

ASSETS

CURRENT ASSETS
Cash	$42,592	$89,544
Accounts receivable	-	-
Prepaid expenses	-	-
Total Current Assets	42,592	89,544

Fixed assets, net	-	-

OTHER ASSETS
Security deposits	-	-
Total Other Assets	-	-

Long-term Assets - Operating Lease Right of Use Asset	144,237	150,233

TOTAL ASSETS	$186,829	$239,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$72,922	$34,955
Current portion of notes payable	-	-
Liability for common stock to be issued	-	-
Liability for preferred stock to be issued	-	-
Total Current Liabilities	72,922	34,955

Long-term Liabilities - Operating Lease	150,673	156,405

TOTAL LIABILITIES	223,595	191,360

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,518,571 and 3,518,571 shares issued and outstanding, respectively	352	352
Additional paid in capital	212,698	212,698
Accumulated Deficit	(249,816)	(164,633)
Total Stockholders’ Equity	(36,766)	48,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$186,829	$239,777

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	JANUARY 31, 2020	JANUARY 31, 2019

REVENUE	$-	$-

OPERATING EXPENSES
Payroll, consulting and professional fees	51,900	-
Rent	8,929	7,681
Selling, general and administrative	24,354	15
Depreciation and amortization	-	-
Cost of Device Units	-	-
	85,183	7,696

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(85,183)	(7,696)

OTHER INCOME	-	-

LOSS BEFORE INCOME TAXES	(85,183)	(7,696)

INCOME TAXES	-	-

NET LOSS	$(85,183)	$(7,696)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	3,518,571	3,477,484

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - October 16, 2018	-	-	-	-	-	-	-

Shares issued for services rendered and liability for stock to be issued	-	-	-	-	-	-	-

Shares issued under agreements with consultants and employees	-	-	2,000,000	200	-	-	200

Shares issued for cash	-		1,428,571	143	199,857		200,000

Net loss for the month ended October 31, 2018	-	-	-	-	-	(12,800)	(12,800)

Balance - October 31, 2018	-	$-	3,428,571	$343	$199,857	$(12,800)	$187,400

Shares issued under agreements with consultants and employees	-	-	-	-	250	-	250

Shares issued for services rendered and liability for stock to be issued			90,000	9	12,591		12,600

Net loss for the year ended October 31, 2019	-	-	-	-	-	(151,833)	(151,833)

Balance - October 31, 2019	-	$-	3,518,571	$352	$212,698	$(164,633)	$48,417

Shares issued under agreements with consultants and employees	-	-	-	-	-	-	-

Shares issued for services rendered and liability for stock to be issued			-	-	-		-

Net loss for the three months ended January 31, 2020	-	-	-	-	-	(85,183)	(85,183)

Balance - January 31, 2020	-	$-	3,518,571	$352	$212,698	$(249,816)	$(36,766)

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	JANUARY 31, 2020	JANUARY 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,183)	$(7,696)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Share-based compensation	-	-
Reduction of lease liability - Operaitng lease	(5,732)	(2,981)
Reduction of right of use asset - Operaitng lease	5,996	4,524

Change in operating assets and liabilities
Prepaid expenses	-	-
Accounts receivable	-	-
Accounts payable and accrued expenses	37,967	6,138
Total adjustments	38,231	7,681
Net cash used in operating activities	(46,952)	(15)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	-	-
Acquisition of fixed assets	-	-
Disposition of fixed assets	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	-	250
Proceeds received from notes payable	-	-
Repayments of notes payable	-	-
Net cash provided by financing activities	-	250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,952)	235

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	89,544	200,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$42,592	$200,235

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$-	$12,600
Issuance of preferred stock for liability of stock to be issued	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2020 and 2019

(UNAUDITED)

1.	NOTE 1 – BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of January 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended January 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2019 filed with the SEC on February 28, 2020.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718-10 “Share Based Payments”.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2020 and 2019

(UNAUDITED)

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board and the Securities Exchange commission have issued certain accounting standards updates and regulations that will become effective in subsequent periods. Except for the changes discussed below, management does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect in 2020 and 2019, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2020 and 2019

(UNAUDITED)

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2020 and 2019

(UNAUDITED)

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

Lease Agreement

Our current operating lease right-of-use asset and operating lease liability represent our lease for office space used to conduct our business. As of January 31, 2020, the Company is not party to any finance leases. The lease has a remaining lease term of 5 years. The components of lease expense for the three months ended January 31, 2020 and 2019 were as follows:

	January 31, 2020	January 31, 2019
Operating lease cost (cost resulting from lease payments)	$6,731	$-0-
Operating lease expense	8,929	7,681

The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the Small Business Administration (“SBA”) 7(a) loan incremental borrowing rates. The Company’s discount rate and lease term remaining on its lease liability is approximately 7.50% and 5 years, respectively. The Company had net operating cash flows from the operating lease of $264 and $1,543 related to the lease for the three months ended January 31, 2020 and 2019, respectively.

As of January 31, 2020 and 2019, the Company’s right-of-use assets are $144,237 and $150,233, respectively, which are reported in other long-term assets in the Company’s balance sheets. As of January 31, 2020 and 2019, the Company has outstanding lease obligations of $150,673 and $156,405, respectively, which are reported in long-term obligations in the Company’s balance sheets.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2020 and 2019

(UNAUDITED)

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

Maturities of aggregate operating lease liabilities as of January 31, 2020 were as follows:

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

$8,929 and $7,681 in rental expense has been charged to operations for the three months ended January 31, 2020 and 2019, respectively. Rental expense is accounted for on the straight-line method.

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2020 and 2019

(UNAUDITED)

Stock Purchase Agreement

During October 2018, the Company entered into a stock purchase agreement with a related party for the sale of shares of the Company’s common stock. As a result, 1,428,571 shares of common stock were issued. (See Note 7).

5.	NOTE 5 – CREDIT RISK AND OTHER CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash with high credit quality financial institutions. At times, such cash and cash equivalents may exceed the FDIC insured limit of $250,000.

There are no accounts receivable concentrations and no revenue concentrations at January 31, 2020 and 2019.

6.	NOTE 6 – LIQUIDITY AND CAPITAL RESOURCES

The Company has recently incorporated and has not yet commenced operations. As the Company is currently jumpstarting its medical technology and device research, development and distribution business, there will be concerted, focused efforts on raising capital. During October 2018, we were successful in raising net proceeds of $200,000 through a private placement in order to fund the development and growth of our operations. During October 2019, we were successful in getting the registration of our common securities declared effective by the SEC in order to enhance and expand our capital raising efforts. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

7.	NOTE 7 – RELATED PARTY TRANSACTIONS

During October 2018, the Company entered into a stock purchase agreement and sold 1,428,571 shares of common stock valued at $200,000 to a company in which the Chief Executive Officer participates in. (See Notes 2 and 4)

8.	NOTE 8 – SUBSEQUENT EVENTS

The Company’s management has evaluated all subsequent events through issuance date and none required disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	our future operating results;
●	our business prospects;
●	any contractual arrangements and relationships with third parties;
●	the dependence of our future success on the general economy; and
●	the adequacy of our cash resources and working capital.

All written and oral forward-looking statements made in connection with this Form 10-Q are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements. Except as may be required under applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of more information, future events or occurrences.

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

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts but are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	our future operating results;
●	our business prospects;
●	any contractual arrangements and relationships with third parties;
●	the dependence of our future success on the general economy; and
●	the adequacy of our cash resources and working capital.

All written and oral forward-looking statements made in connection with this Form 10-Q are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements. Except as may be required under applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of more information, future events or occurrences.

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

The Company had filed a Form S-1 with the SEC in January 2019 along with related subsequent amendments throughout 2019. The registration has now been declared effective by the SEC in October 2019. The Company looks forward to and anticipates being listed on the OTC Markets. The Company is currently seeking to engage market-makers, investor and public relations and related professionals with expectations of securing such support mechanisms by fiscal year end.

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

Results of Operations

Results for the three months ended January 31, 2020 compared to the three months ended January 31, 2019.

Revenue. As the Company is in its early development stage, the Company had no revenue for the three months ended January 31, 2020 and no revenue for the period ending January 31, 2019. The Company continues to met with start-up challenges during 2019 and 2020 as it continues to work towards establishing a fundamental core of technology, products and distribution channels as well as continually researching new products, technologies and services. In connection with the launch, the Company continues to look to obtain and secure new executive management team members, Board members and strategic alliances to bring additional industry experience and expertise in accomplishing the Company’s current goals. During October 2019, the Company was successful in getting the registration of its common securities declared effective by the SEC enhancing and expanding capital raising efforts. The Company will vigorously continue its capital raising efforts through fiscal 2020.

Operating expenses: Payroll, consulting, and professional fees aggregated $51,900 for the three months ended January 31, 2020 compared to $-0- for the three months ended January 31, 2019, an increase of $51,900 or 100%. The increase was primarily due to certain executive officer compensation beginning in fiscal 2019. The Company entered an employment agreement, as amended with a certain key officer and payments are made according to the terms of the agreement. The Company anticipates it will retain key management team members and board members as well as various individuals and companies for various consults and services. The Company also continues seeking and engaging new key management team members, board members and staff through fiscal 2020.

Rent: Rent expenses for the three months ended January 31, 2020 was $8,929 compared to $7,681for the three months ended January 31, 2019, an increase of $1,248 or 16.2%. The increase is primarily due to the Company entering into a lease for office space commencing in fiscal 2019. The Company entered a lease for office space in Hauppauge, New York. This location will be used to provide executive, management and administrative offices for the Company’s regional operations. According to the terms of the lease, the commencement date will be November 15, 2018 with rent commencing on February 15, 2019. Subsequently the Company further entered into a Commencement Date Agreement with the landlord amending the lease commencement date to December 21, 2018.

General and Administrative. General and administrative expenses for the three months ended January 31, 2020 aggregated $24,354 compared to $15 for the three months ended January 31, 2019, an increase of $24,339 or 162,260.0%. The increase was primarily related to the Company starting and ramping up operations, and included banking fees of $100, utilities of $963, accounting fees of $5,940, newswire fees of $4,720, insurance of $4,920, regulatory fees of $5,236 and stock transfer fees of $2,055 during fiscal first quarter 2020, with the Company only starting during October 2018. The Company anticipates continuing to incur certain operational expenses including insurance policies and coverages, telephone and telecommunications services, regulatory fees and other administrative expenses as well. We also anticipate to begin incurring travel, entertainment, meals and related expenses to support and advance the business, raise additional capital and secure management and staff members through fiscal 2020 as the Company continues to establish its medical technology and device research, development and distribution business.

Depreciation and Amortization. There is no depreciation or amortization expenses for the three months ended January 31, 2020 and the three months ended January 31, 2019. The Company anticipates it will procure certain fixed assets and related capital expenditures over approximately the next year as the Company continues to establish its medical technology and device research, development and distribution business.

Income Taxes. No provision for income taxes has been recorded for the three months ended January 31, 2020 and the three months ended January 31, 2019.

Net Loss. The net loss for the three months ended January 31, 2020 was ($85,183) compared to the net loss of ($7,696) for the three months ended January 31, 2019. The Company had a loss per weighted average common share outstanding of ($0.02) for the three months ended January 31, 2020 compared to ($-0-) for the three months ended January 31, 2019.

Liquidity and Capital Resources

As the Company is currently jumpstarting its medical technology and device research, development and distribution business, there continues to be concerted, focused efforts on raising capital. During October 2018, the Company raised net proceeds of $200,000 through a private placement in order to fund the development and growth of operations. During October 2019, the Company was successful in getting the registration of its common securities declared effective by the SEC enhancing and expanding capital raising efforts. The Company’s ability to continue as a going concern is dependent on obtaining additional adequate capital to fund additional operating losses until profitable. If the Company’s is unable to obtain adequate capital, it could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for January 31, 2020 and 2019:

Category	January 31, 2020	January 31, 2019
Net cash used in operating activities	$(46,952)	$(15)
Net cash used in investing activities	-	-)
Net cash provided by financing activities	$-	$250

Cash flows for the three months ended January 31, 2020 compared to the three months ended January 31, 2019: For the three months ended January 31, 2020, the Company incurred a net loss of ($85,183). Net cash used in operating activities was ($46,952), net cash used in investing activities was $-0- and net cash provided by financing activities was $-0-. For the three months ended January 31, 2019, the Company incurred a net loss of ($7,696). Net cash used in operating activities was ($15), net cash used in investing activities was $-0- and net cash provided by financing activities was $250.

Working Capital Information

The following table presents a summary of our working capital:

Category	January 31, 2020	January 31, 2019
Current assets	$42,592	$200,235
Current liabilities	72,922	6,138)
Working capital (deficit)	$(30,330)	$194,097

As of January 31, 2020, the Company had a working capital deficit of ($30,330) compared to a working capital surplus $194,097 at January 31, 2019, or a decrease in working capital of $224,427 primarily due to a decrease of $157,643 in cash as a result of certain operating, selling and administrative expenses as well as the implementation of certain officer compensation and a net increase of current liabilities of $66,784 primarily as a result of certain operating, selling and administrative expenses and the implementation of certain officer compensation.

The Company expects to continue its capital raising efforts through fiscal 2020 with increased exposure and awareness, with such efforts further enhanced and supported by the SEC declaring the Company’s registration of common securities effective in October 2019. The Company expects to utilize this platform and its securities in enhancing capital raise efforts and needs, and as a result, through the engagement and retention of more formalized investor and public relations professionals, through financial and technology roadshows, and through the engagement of other such professional firms.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Our independent accounting firm has not, nor is required, to perform any procedures to assess the effectiveness of management remediation efforts.

Evaluation of Disclosure Controls and Procedures.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not believed to be effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. The Company is launching its medical technology business and is developing its first product, and as such currently lacks documented procedures included documentation related to testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. Furthermore, the Company lacked sufficient personnel to properly segregate duties. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended January 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the business. We are not currently party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW WORLD TECHNOLOGIES, INC.

DATE: March 23, 2020	By:	/s/ Hank Tucker
Hank Tucker
Chief Executive Officer, Chairman of the Board

DATE: March 23, 2020	By:	/s/ Richard Gonsalves
Richard Gonsalves
Chief Financial Officer

