Form 10-Q
period 2020-04-30
NEW WORLD TECHNOLOGIES, INC.
filed 2020-07-13
CIK 1756574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2020

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

Yes [  ] No [X]

The number of shares of common stock, par value $0.0001 per share of New World Technologies, Inc. outstanding as of the close of business on April 30, 2020 were 3,518,571.

NEW WORLD TECHNOLOGIES, INC.

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEW WORLD TECHNOLOGIES, INC.

BALANCE SHEET

(UNAUDITED)

	APRIL 30,	OCTOBER 31,
	2020	2019

ASSETS

CURRENT ASSETS
Cash	$12,383	$89,544
Accounts receivable	-	-
Prepaid expenses	-	-
Total Current Assets	12,383	89,544

Fixed assets, net	-	-

OTHER ASSETS
Security deposits	-	-
Total Other Assets	-	-

Long-term Assets - Operating Lease Right of Use Asset	138,241	150,233

TOTAL ASSETS	$150,624	$239,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$117,975	$34,955
Current portion of notes payable	-	-
Liability for common stock to be issued	-	-
Liability for preferred stock to be issued	-	-
Total Current Liabilities	117,975	34,955

Long-term Liabilities - Operating Lease	144,941	156,405

TOTAL LIABILITIES	262,916	191,360

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
-0- shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,
3,518,571 and 3,518,571 shares issued and outstanding, respectively	352	352
Additional paid in capital	212,698	212,698
Accumulated Deficit	(325,342)	(164,633)
Total Stockholders’ Equity	(112,292)	48,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,624	$239,777

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	APRIL 30, 2020	APRIL 30, 2019	APRIL 30, 2020	APRIL 30, 2019

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Payroll, consulting and professional fees	103,800	-	51,900	-
Rent	17,858	15,362	8,928	7,681
Selling, general and administrative	39,051	1,793	14,697	1,778
Depreciation and amortization	-	-	-	-
Cost of Device Units	-	-	-	-
	160,709	17,155	75,525	9,459

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(160,709)	(17,155)	(75,525)	(9,459)

OTHER INCOME	-	-	-	-

LOSS BEFORE INCOME TAXES	(160,709)	(17,155)	(75,525)	(9,459)

INCOME TAXES	-	-	-	-

NET LOSS	$(160,709)	$(17,155)	$(75,525)	$(9,459)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	3,518,571	3,497,687	3,518,571	3,518,571

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$(0.05)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	APRIL 30, 2020	APRIL 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(160,709)	$(17,155)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Share-based compensation	-	-
Reduction of lease liability - Operaitng lease	(11,464)	(5,963)
Reduction of right of use asset - Operaitng lease	11,992	9,048

Change in operating assets and liabilities
Prepaid expenses	-	-
Accounts receivable	-	-
Accounts payable and accrued expenses	83,020	4,573
Total adjustments	83,548	7,658
Net cash used in operating activities	(77,161)	(9,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	-	-
Acquisition of fixed assets	-	-
Disposition of fixed assets	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	-	250
Proceeds received from notes payable	-	-
Repayments of notes payable	-	-
Net cash provided by financing activities	-	250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,161)	(9,247)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	89,544	200,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$12,383	$190,753

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$-	$12,600
Issuance of preferred stock for liability of stock to be issued	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - October 16, 2018	-	-	-	-	-	-	-

Shares issued for services rendered and liability for stock to be issued	-	-	-	-	-	-	-

Shares issued under agreements with consultants and employees	-	-	2,000,000	200	-	-	200

Shares issued for cash	-		1,428,571	143	199,857		200,000

Net loss for the month ended October 31, 2018	-	-	-	-	-	(12,800)	(12,800)

Balance - October 31, 2018	-	$-	3,428,571	$343	$199,857	$(12,800)	$187,400

Shares issued under agreements with consultants and employees	-	-	-	-	250	-	250

Shares issued for services rendered and liability for stock to be issued			90,000	9	12,591		12,600

Net loss for the year ended October 31, 2019	-	-	-	-	-	(151,833)	(151,833)

Balance - October 31, 2019	-	$-	3,518,571	$352	$212,698	$(164,633)	$48,417

Shares issued under agreements with consultants and employees	-	-	-	-	-	-	-

Shares issued for services rendered and liability for stock to be issued			-	-	-		-

Net loss for the six months ended April 30, 2020	-	-	-	-	-	(160,709)	(160,709)

Balance - April 30, 2020	-	$-	3,518,571	$352	$212,698	$(325,342)	$(112,292)

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2020 and 2019

(UNAUDITED)

1.	NOTE 1 – BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of April 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended April 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2019 filed with the SEC on February 28, 2020.

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2020 and 2019

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2020 and 2019

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

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2020 and 2019

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

Lease Agreement

Our current operating lease right-of-use asset and operating lease liability represent our lease for office space used to conduct our business. As of January 31, 2020, the Company is not party to any finance leases. The lease has a remaining lease term of 5 years. The components of lease expense for the six months ended April 30, 2020 and 2019 were as follows:

	April 30,	April 30,
	2020	2019
Operating lease cost (cost resulting from lease payments)	$13,519	$8,202
Operating lease expense	17,858	15,362

The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the Small Business Administration (“SBA”) 7(a) loan incremental borrowing rates. The Company’s discount rate and lease term remaining on its lease liability is approximately 7.50% and 5 years, respectively. The Company had net operating cash flows from the operating lease of $528 and $3,085 related to the lease for the six months ended April 30, 2020 and 2019, respectively.

As of April 30, 2020 and 2019, the Company’s right-of-use assets are $138,241 and $159,281, respectively, which are reported in other long-term assets in the Company’s balance sheets. As of April 30, 2020 and 2019, the Company has outstanding lease obligations of $144,941 and $162,367, respectively, which are reported in long-term obligations in the Company’s balance sheets.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2020 and 2019

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

Maturities of aggregate operating lease liabilities as of April 30, 2020 were as follows:

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

$17,858 and $15,362 in rental expense has been charged to operations for the six months ended April 30, 2020 and 2019, respectively. Rental expense is accounted for on the straight-line method.

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2020 and 2019

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

There are no accounts receivable concentrations and no revenue concentrations at April 30, 2020 and 2019.

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

Results of Operations

Results for the six months ended April 30, 2020 compared to the six months ended April 30, 2019.

Revenue. As the Company is in its early development stage, the Company had no revenue for the six months ended April 30, 2020 and no revenue for the six months ended April 30, 2019. The Company continues to meet with start-up challenges during 2019 and 2020 as it continues to work towards establishing a fundamental core of technology, products and distribution channels as well as continually researching new products, technologies and services. In connection with the launch, the Company continues to look to obtain and secure new executive management team members, Board members and strategic alliances to bring additional industry experience and expertise in accomplishing the Company’s current goals. During October 2019, the Company was successful in getting the registration of its common securities declared effective by the SEC enhancing and expanding capital raising efforts. The Company will vigorously continue its capital raising efforts through fiscal 2020.

Operating expenses: Payroll, consulting, and professional fees aggregated $103,800 for the six months ended April 30, 2020 compared to $-0- for the six months ended April 30, 2019, an increase of $103,800 or 100%. The increase was primarily due to certain executive officer compensation beginning in fiscal 2019. The Company entered an employment agreement, as amended with a certain key officer and payments are made according to the terms of the agreement. The Company anticipates it will retain key management team members and board members as well as various individuals and companies for various consults and services. The Company also continues seeking and engaging new key management team members, board members and staff through fiscal 2020.

Rent: Rent expenses for the six months ended April 30, 2020 was $17,858 compared to $15,362 for the six months ended April 30, 2019, an increase of $2,496 or 16.2%. The increase is primarily due to the Company entering into a lease for office space commencing in fiscal 2019. The Company entered a lease for office space in Hauppauge, New York. This location will be used to provide executive, management and administrative offices for the Company’s regional operations. According to the terms of the lease, the commencement date will be November 15, 2018 with rent commencing on February 15, 2019. Subsequently the Company further entered into a Commencement Date Agreement with the landlord amending the lease commencement date to December 21, 2018.

General and Administrative. General and administrative expenses for the six months ended April 30, 2020 aggregated $39,051compared to $1,793 for the six months ended April 30, 2019, an increase of $37,258 or 2,077.9%. The increase was primarily related to the Company starting and ramping up operations, and included banking fees of $355, utilities of $1,946, accounting fees of $12,840, newswire fees of $4,720, insurance of $4,921, regulatory fees of $5,474, franchise taxes and fees of $3,700 and stock transfer fees of $4,405 during fiscal second quarter 2020, with the Company only starting during October 2018. The Company anticipates continuing to incur certain operational expenses including insurance policies and coverages, telephone and telecommunications services, regulatory fees and other administrative expenses as well. We also anticipate to begin incurring travel, entertainment, meals and related expenses to support and advance the business, raise additional capital and secure management and staff members through fiscal 2020 as the Company continues to establish its medical technology and device research, development and distribution business.

Depreciation and Amortization. There is no depreciation or amortization expenses for the six months ended April 30, 2020 and the six months ended April 30, 2019. The Company anticipates it will procure certain fixed assets and related capital expenditures over approximately the next year as the Company continues to establish its medical technology and device research, development and distribution business.

Income Taxes. No provision for income taxes has been recorded for the six months ended April 30, 2020 and the six months ended April 30, 2019.

Net Loss. The net loss for the six months ended April 30, 2020 was ($160,709) compared to the net loss of ($17,155) for the six months ended April 30, 2019. The Company had a loss per weighted average common share outstanding of ($0.05) for the six months ended April 30, 2020 compared to ($-0-) for the six months ended April 30, 2019.

Results for the three months ended April 30, 2020 compared to the three months ended April 30, 2019.

Revenue. As the Company is in its early development stage, the Company had no revenue for the three months ended April 30, 2020 and no revenue for the three month period ended April 30, 2019. The Company continues to meet with start-up challenges during 2019 and 2020 as it continues to work towards establishing a fundamental core of technology, products and distribution channels as well as continually researching new products, technologies and services. In connection with the launch, the Company continues to look to obtain and secure new executive management team members, Board members and strategic alliances to bring additional industry experience and expertise in accomplishing the Company’s current goals. During October 2019, the Company was successful in getting the registration of its common securities declared effective by the SEC enhancing and expanding capital raising efforts. The Company will vigorously continue its capital raising efforts through fiscal 2020.

Operating expenses: Payroll, consulting, and professional fees aggregated $51,900 for the three months ended April 30, 2020 compared to $-0- for the three months ended April 30, 2019, an increase of $51,900 or 100%. The increase was primarily due to certain executive officer compensation beginning in fiscal 2019. The Company entered an employment agreement, as amended with a certain key officer and payments are made according to the terms of the agreement. The Company anticipates it will retain key management team members and board members as well as various individuals and companies for various consults and services. The Company also continues seeking and engaging new key management team members, board members and staff through fiscal 2020.

Rent: Rent expenses for the three months ended April 30, 2020 was $8,928 compared to $7,681for the three months ended April 30, 2019, an increase of $1,247 or 16.2%. The increase is primarily due to the Company entering into a lease for office space commencing in fiscal 2019. The Company entered a lease for office space in Hauppauge, New York. This location will be used to provide executive, management and administrative offices for the Company’s regional operations. According to the terms of the lease, the commencement date will be November 15, 2018 with rent commencing on February 15, 2019. Subsequently the Company further entered into a Commencement Date Agreement with the landlord amending the lease commencement date to December 21, 2018.

General and Administrative. General and administrative expenses for the three months ended April 30, 2020 aggregated $14,697 compared to $1,778 for the three months ended April 30, 2019, an increase of $12,919 or 726.6%. The increase was primarily related to the Company starting and ramping up operations, and included banking fees of $255, utilities of $983, accounting fees of $6,900, regulatory fees of $238, franchise taxes and fees of $3,700 and stock transfer fees of $2,350 during the three months ending fiscal second quarter 2020, with the Company only starting during October 2018. The Company anticipates continuing to incur certain operational expenses including insurance policies and coverages, telephone and telecommunications services, regulatory fees and other administrative expenses as well. We also anticipate to begin incurring travel, entertainment, meals and related expenses to support and advance the business, raise additional capital and secure management and staff members through fiscal 2020 as the Company continues to establish its medical technology and device research, development and distribution business.

Depreciation and Amortization. There is no depreciation or amortization expenses for the three months ended April 30, 2020 and the three months ended April 30, 2019. The Company anticipates it will procure certain fixed assets and related capital expenditures over approximately the next year as the Company continues to establish its medical technology and device research, development and distribution business.

Income Taxes. No provision for income taxes has been recorded for the three months ended April 30, 2020 and the three months ended April 30, 2019.

Net Loss. The net loss for the three months ended April 30, 2020 was ($75,525) compared to the net loss of ($9,459) for the three months ended April 30, 2019. The Company had a loss per weighted average common share outstanding of ($0.02) for the three months ended April 30, 2020 compared to ($-0-) for the three months ended April 30, 2019.

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

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for April 30, 2020 and 2019:

Category	April 30, 2020	April 30, 2019
Net cash used in operating activities	$(77,161)	$(9,497)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$-	$250

Cash flows for the six months ended April 30, 2020 compared to the six months ended April 30, 2019: For the six months ended April 30, 2020, the Company incurred a net loss of ($160,709). Net cash used in operating activities was ($77,161), net cash used in investing activities was $-0- and net cash provided by financing activities was $-0-. For the six months ended April 30, 2019, the Company incurred a net loss of ($17,155). Net cash used in operating activities was ($9,497), net cash used in investing activities was $-0- and net cash provided by financing activities was $250.

Working Capital Information

The following table presents a summary of our working capital:

Category	April 30, 2020	April 30, 2019
Current assets	$12,383	$190,753
Current liabilities	117,975	4,572)
Working capital (deficit)	$(105,592)	$186,181

As of April 30, 2020, the Company had a working capital deficit of ($105,592) compared to a working capital surplus of $186,181 at April 30, 2019, or a decrease in working capital of $291,773 primarily due to a decrease of $178,370 in cash as a result of certain operating, selling and administrative expenses as well as the implementation of certain officer compensation and a net increase of current liabilities of $113,403 primarily as a result of certain operating, selling and administrative expenses and the implementation of certain officer compensation.

The Company expects to continue its capital raising efforts during fiscal 2020 through increased exposure and awareness. Such efforts are now further enhanced and supported with the SEC’s declaration of the Company’s registration of common securities effective in October 2019. The Company expects to utilize its securities and this new platform to enhance capital raise efforts and needs, supplementing these efforts through the engagement and retention of more formalized investor and public relations professionals, holding financial and technology roadshows, and the engagement of other marketing and securities professional firms.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended April 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEW WORLD TECHNOLOGIES, INC.

DATE: July 13, 2020	By:	/s/ Hank Tucker
Hank Tucker
Chief Executive Officer, Chairman of the Board

DATE: July 13, 2020	By:	/s/ Richard Gonsalves
Richard Gonsalves
Chief Financial Officer

