Form 10-K
period 2020-10-31
NEW WORLD TECHNOLOGIES, INC.
filed 2021-05-20
CIK 1756574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

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

[  ] Yes [X]No

As of October 31, 2020, the aggregate market value of voting common stock held by non-affiliates of the registrant, based on the last sales price of Common Stock privately placed was approximately $198,240. The Company has no non-voting common equity.

The number of shares of common stock outstanding as of December 31, 2020 is 3,518,571.

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

Employees

As of October 31, 2020, the Company had three (3) full-time employees who are also key executives of the Company. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

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

The report of the Company’s independent auditors contained in the Company’s financial statements for the period ended October 31, 2020 includes a paragraph that explains that the Company has experienced recurring operating losses and has an accumulated deficit during the development stage of $466,700.

We are in our initial development years of operations, have not generated any revenue from any product sales and may never be profitable.

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

Our audited financial statements from inception through the period ending October 31, 2020 note that there is substantial doubt about our ability to continue as a going concern, absent sources of additional liquidity. In order to fund further operations, we will need to raise capital in addition to the net proceeds of this offering. We may seek these funds through a combination of private and public equity offerings, debt financings, government grants, strategic collaborations and licensing arrangements. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern, and we will be required to raise additional funds, seek alternative means of financial support, or both, in order to continue operations. The accompanying audited consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to curtail or cease operations.

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

As of October 31, 2020, there were approximately 43 holders of record of our common stock.

Since inception, no dividends have been paid on the common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Equity Compensation Plan Information

As of October 31, 2020, we do not have any securities authorized for issuance under any equity compensation plans and further, we currently do not have any equity compensation plans.

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

Results of Operations

Results for the twelve months ended October 31, 2020 compared to the twelve months ended October 31, 2019.

Revenue. As the Company is in its early development stage, the Company had no revenue for the twelve months ended October 31, 2020 and no revenue for the period ending October 31, 2019. The Company met with start-up challenges during 2020 and 2019 as it continues to work towards establishing a fundamental core of technology, products and distribution channels as well as continually researching new products, technologies and services. In connection with the launch, the Company continues to look to obtain and secure new executive management team members, Board members and strategic alliances to bring additional industry experience and expertise in accomplishing the Company’s current goals. The Company also continues its capital raising efforts.

Operating expenses: Payroll, consulting, and professional fees aggregated $214,600 for the twelve months ended October 31, 2020 compared to $104,800 for the period ended October 31, 2019, an increase of $109,800 or 104.8%. The increase was primarily due to certain executive officer compensation beginning in fiscal 2019 with incremental increase for fiscal 2020. The Company entered an employment agreement, as amended with a certain key officer and payments are made according to the terms of the agreement. The Company anticipates it will retain key management team members and board members as well as various individuals and companies for various consults and services. The Company also anticipates seeking and engaging new key management team members, board members and staff during fiscal 2021.

Rent: Rent expenses for the twelve months ended October 31, 2020 was $35,716 compared to $30,724 for the period ended October 31, 2019, an increase of $4,992 or 16.2%. The increase is primarily due to the Company entering into a lease for office space commencing in fiscal 2019 with continued straight lining of rents through fiscal 2020. The Company entered a lease for office space in Hauppauge, New York. This location will be used to provide executive, management and administrative offices for the Company’s regional operations. According to the terms of the lease, the commencement date will be November 15, 2018 with rent commencing on February 15, 2019. Subsequently the Company further entered into a Commencement Date Agreement with the landlord amending the lease commencement date to December 21, 2018.

General and Administrative. General and administrative expenses for the twelve months ended October 31, 2020 aggregated $51,751 compared to $16,309 for the period ended October 31, 2019, an increase of $35,442 or 217.3%. The increase was primarily related to the Company continuing to ramp up operations, and included banking fees of $685, utilities of $3,568, accounting fees of $18,240 and stock transfer fees of $7,195 during fiscal 2020, with banking fees of $417, utilities of $1,840, accounting fees of $8,100 and stock transfer fees of $3,515 during fiscal 2019. The Company anticipates that it will secure certain insurance policies and coverages, telephone and telecommunications services and other administrative expenses as well as begin to incur travel, entertainment, meals and related expenses to support and advance the business over approximately the next year as the Company continues to establish its medical technology and device research, development and distribution business.

Depreciation and Amortization. There is no depreciation or amortization expenses for the twelve months ended October 31, 2020 and the period ended October 31, 2019. The Company anticipates it will procure certain fixed assets and related capital expenditures over approximately the next year as the Company continues to establish its medical technology and device research, development and distribution business.

Income Taxes. No provision for income taxes has been recorded for the twelve months ended October 31, 2020 and the period ended October 31, 2019.

Net Loss. The net loss for the twelve months ended October 31, 2020 was ($302,607) compared to the net loss of ($151,833) for the period ended October 31, 2019. The Company had a loss per weighted average common share outstanding of ($0.09) for the period ended October 31, 2020 compared to ($0.04) for the period ended October 31, 2019.

Liquidity and Capital Resources

As the Company is continuing to jumpstart its medical technology and device research, development and distribution business, there continues to be concerted, focused efforts on raising capital. During October 2018, the Company raised net proceeds of $200,000 through a private placement in order to fund the development and growth of operations. The Company’s ability to continue as a going concern is dependent on obtaining additional adequate capital to fund additional operating losses until profitable. If the Company’s is unable to obtain adequate capital, it could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for October 31, 2020 and 2019:

Category	October 31, 2020	October 31, 2019
Net cash used in operating activities	$(88,843)	$(110,706)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$-	$250

Cash flows for the twelve months ended October 31, 2020 compared to the period ended October 31, 2019: For the twelve months ended October 31, 2020, the Company incurred a net loss of ($302,607). Net cash used in operating activities was ($88,843), net cash used in investing activities was $-0- and net cash provided by financing activities was $-0-. For the period ended October 31, 2019, the Company incurred a net loss of ($151,833). Net cash used in operating activities was ($110,706), net cash used in investing activities was $-0- and net cash provided by financing activities was $250.

Working Capital Information

The following table presents a summary of our working capital:

Category	October 31, 2020	October 31, 2019
Current assets	$701	$89,544
Current liabilities	247,123	34,955
Working capital (deficit)	$(246,422)	$54,589

As of October 31, 2020, the Company had a working capital deficit of ($246,422) compared to a working capital surplus of $54,589 at October 31, 2019, or a decrease in working capital of $301,011 primarily due to a decrease of $88,843 in cash as a result of certain operating, selling and administrative expenses as well as an increase of certain officer compensation and a net increase of current liabilities of $212,168 primarily as a result of certain operating, selling and administrative expense increases and the increase of certain officer compensation.

The Company also expects to continue its capital raising efforts through fiscal 2021 with increased exposure and awareness, further supported by the SEC declaring the Company’s registration of securities effective in October 2019. The Company expects to utilize this platform and its securities in enhancing capital raise efforts and needs, and as a result, through the engagement and retention of more formalized investor and public relations, through financial and technology roadshows and through the engagement of other professional firms.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of New World Technologies, Inc. (the “Company”) as of October 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

May 20, 2021

NEW WORLD TECHNOLOGIES, INC.

BALANCE SHEET

	OCTOBER 31,	OCTOBER 31,
	2020	2019

ASSETS

CURRENT ASSETS
Cash	$701	$89,544
Accounts receivable	-	-
Prepaid expenses	-	-
Total Current Assets	701	89,544

Fixed assets, net	-	-

OTHER ASSETS
Security deposits	-	-
Total Other Assets	-	-

Long-term Assets - Operating Lease Right of Use Asset	126,249	150,233

TOTAL ASSETS	$126,950	$239,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$247,123	$34,955
Current portion of notes payable	-	-
Liability for common stock to be issued	-	-
Liability for preferred stock to be issued	-	-
Total Current Liabilities	247,123	34,955

Long-term Liabilities - Operating Lease	133,477	156,405

TOTAL LIABILITIES	380,600	191,360

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,518,571 and 3,518,571 shares issued and outstanding, respectively	352	352
Additional paid in capital	212,698	212,698
Accumulated Deficit	(466,700)	(164,633)
Total Stockholders’ Equity	(253,650)	48,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,950	$239,777

The accompanying notes are an integral part of these financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

	YEAR ENDED	YEAR ENDED
	OCTOBER 31, 2020	OCTOBER 31, 2019

REVENUE	$-	$-

OPERATING EXPENSES
Payroll, consulting and professional fees	214,600	104,800
Rent	35,716	30,724
Selling, general and administrative	51,751	16,309
Depreciation and amortization	-	-
Cost of Device Units	-	-
	302,067	151,833

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(302,067)	(151,833)

OTHER INCOME	-	-

LOSS BEFORE INCOME TAXES	(302,067)	(151,833)

INCOME TAXES	-	-

NET LOSS	$(302,067)	$(151,833)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC & DILUTED	3,518,571	3,508,215

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$(0.09)	$(0.04)

The accompanying notes are an integral part of these financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

	YEAR ENDED	YEAR ENDED
	OCTOBER 31, 2020	OCTOBER 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(302,067)	$(151,833)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Share-based compensation	-	-
Reduction of right of use asset, net - Operaitng lease	1,056	6,172

Change in operating assets and liabilities
Prepaid expenses	-	-
Accounts receivable	-	-
Accounts payable and accrued expenses	212,168	34,955
Total adjustments	213,224	41,127
Net cash used in operating activities	(88,843)	(110,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	-	-
Acquisition of fixed assets	-	-
Disposition of fixed assets	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	-	250
Proceeds received from notes payable	-	-
Repayments of notes payable	-	-
Net cash provided by financing activities	-	250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(88,843)	(110,456)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	89,544	200,000

CASH AND CASH EQUIVALENTS - END OF PERIOD	$701	$89,544

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$-	$12,600
Issuance of preferred stock for liability of stock to be issued	$-	$-

The accompanying notes are an integral part of these financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - October 31, 2019	-	$-	3,518,571	$352	$212,698	$(164,633)	$48,417

Shares issued under agreements with consultants and employees	-	-	-	-	-	-	-

Shares issued for services rendered and liability for stock to be issued			-	-	-		-

Net loss for the twelve months ended October 31, 2020	-	-	-	-	-	(302,067)	(302,067)

Balance - October 31, 2020	-	$-	3,518,571	$352	$212,698	$(466,700)	$(253,650)

Balance - October 31, 2018	-	$-	3,428,571	$343	$199,857	$(12,800)	$187,400

Shares issued under agreements with consultants and employees	-	-	-	-	250	-	250

Shares issued for services rendered and liability for stock to be issued			90,000	9	12,591		12,600

Net loss for the twelve months ended October 31, 2019	-	-	-	-	-	(151,833)	(151,833)

Balance - October 31, 2019	-	$-	3,518,571	$352	$212,698	$(164,633)	$48,417

The accompanying notes are an integral part of these financial statements.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2020 and 2019

1.	NOTE 1 – BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2020 and 2019

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2020 and 2019

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2020 and 2019

Preferred Stock

There are no preferred shares issued or outstanding nor any dividends accrued or payable.

3.	NOTE 3 – INCOME TAXES

The Company files U.S. federal and state of New York tax returns that are subject to audit by tax authorities beginning with the calendar year ended December 31, 2018. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense. The Company has performed a review of its material tax positions. During the years ended October 31, 2020 and 2019, the Company did not recognize any amounts for interest and penalties with respect to any unrecognized tax benefits.

4.	NOTE 4 – COMMITMENTS

Lease Agreement

Our current operating lease right-of-use asset and operating lease liability represent our lease for office space used to conduct our business. As of October 31, 2020, the Company is not party to any finance leases. The lease has a remaining lease term of 5 years. The components of lease expense for the year ended October 31, 2020 were as follows:

Operating lease cost (cost resulting from lease payments)	$23,630
Operating lease expense	35,716

The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the Small Business Administration (“SBA”) 7(a) loan incremental borrowing rates. The Company’s discount rate and lease term remaining on its lease liability is approximately 7.50% and 6 years, respectively. The Company had net operating cash flows from the operating lease of $1,056 related to the lease for the year ended October 31, 2020.

As of October 31, 2020, the Company’s right-of-use assets are $126,249, which are reported in other long-term assets in the Company’s balance sheets. As of October 31, 2020, the Company has outstanding lease obligations of $133,477, which is reported in long-term obligations in the Company’s balance sheets.

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

Maturities of aggregate operating lease liabilities as of October 31, 2020 were as follows:

2021	$36,000
2022	36,000
2023	36,000
2024	36,000
2025	12,000
Thereafter	$-
Total minimum lease payments	$156,000
Imputed interest	$(29,000)
Total	$127,000

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2020 and 2019

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

$35,716 in rental expense has been charged to operations for the year ended October 31, 2020 and $30,724 for the period ended October 31, 2019. Rental expense is accounted for on the straight-line method.

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

There are no accounts receivable concentrations and no revenue concentrations at October 31, 2020 and October 31, 2019.

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2020 and 2019

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

COMMITMENTS

Lease Agreement

The Company’s management is currently negotiating with its landlord for new, larger office space within the same business complex the Company is currently located at in Hauppauge, NY. The Company anticipates that the negotiated new space will be approximately 4,500 square feet and now be the location for the Company’s new Corporate Headquarters, including office space, product demonstration space and meeting rooms used to conduct and help advance our business. No commitments as to lease terms nor commencement have been made.

Marketing Services Agreement

The Company’s management is currently negotiating with a professional marketing firm to establish a global marketing strategy that includes e-marketing, awareness, branding and digital media. The Company anticipates that the negotiated consulting arrangement for our global exposure initiative will take place by the end of 2020 and will help advance our business significantly. No commitments as to terms nor commencement have been made.

RELATED PARTY TRANSACTION

Related Party Transaction / Acquisition

The Company’s management is currently negotiating an asset purchase and sale transaction to acquire right, title and interest in certain business assets from a company that owns common shares in the Company and in which the Chief Executive Officer participates in. The Company is anticipating acquiring a medical technology, which also includes the assignment of any related FDA submittals, licenses, blueprints, test machines, schematics, or permits, as the case may be, and a predetermined amount of cash. The Company also anticipates the assignment and assumption of certain obligations and liabilities from that company as a result of the contemplated transaction.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2020 and identified a material weakness in internal control over financial reporting as of that date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework. Because of the material weakness described below, management concluded that, as of October 31, 2020, our internal control over financial reporting was not effective.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal year ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and officers

As of October 31, 2020, the executive officers and directors of the Company were as follows:

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

Board Meetings

The Board of Directors met four times during the fiscal year of 2020.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we, to the best of our knowledge, believe that, with respect to the fiscal year ended October 31, 2020, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation

The following table sets forth for the two years ended October 31, 2020 and 2019 the compensation awarded to, paid to, or earned by, the Company’s Chief Executive Officer and the Company’s other most highly compensated executive officers. Certain columns were excluded as the information was not applicable.

Summary Compensation Table

Name and Position	Year (1)	Salary	Deferred Salary (2)	Stock Award	Stock Bonus (3)	Grant Date Fair Value (4)

Hank Tucker	2019	$69,200	$34,600	0	2,000,000	$0
Chief Executive Officer, President, Secretary and Chairman	2020	$214,600	$197,300	0	NA

Andrew Fitzpatrick	2019	NA	NA	0	NA	$0
Chief Operating Officer and Director	2020	NA	NA	0	NA

Richard Gonsalves	2019	NA	NA	0	NA	$0
Chief Financial Officer	2020	NA	NA	0	NA

Oakley Gentry	2019	NA	NA	0	NA	$0
Director	2020	NA	NA	0	NA

(1)	Employment agreements were executed in 2018. No compensation was paid in 2018.
(2)	Pursuant to the employment agreement, as amended, with Mr. Tucker, compensation at $17,300 per month was scheduled to begin May 2019. Mr. Tucker agreed to defer payments until July 2020. Per the agreement, Mr. Tucker’s compensation increased to $18,000 per month starting January 2020 and Mr. Tucker has further agreed to continue to defer payments. Mr. Tucker has received a total of $17,300 in cash compensation as of October 31, 2020.

(3)	Upon listing of the Company’s shares on the OTC Markets, if such listing should occur, the Company will issue 2,000,000 additional shares of common stock to Mr. Tucker. Such shares would be restricted securities and subject to the restrictions of Rule 144 for trade in the future unless otherwise registered.
(4)	Represents the computed grant date fair value costs of stock based compensation for financial reporting purposes. The value represents the estimated fair market value of our common stock at grant date to our officers and directors multiplied by the number of respective shares granted. No stock based compensation was issued to our officers and directors for fiscal 2020.

As of October 31, 2020, the Company has paid Hank Tucker (Chief Executive Officer, President, Secretary and Chairman) $17,300 in cash compensation and has not paid any other cash compensation to any other of its officers or directors. As described elsewhere herein and shown above, the Company has issued stock to Hank Tucker, Andrew Fitzpatrick (Chief Operating Officer and Director), Richard Gonsalves (Chief Financial Officer) and Oakley J. Gentry (Director). The Company has entered into employment agreements with Messrs. Tucker, Fitzpatrick and Gonsalves but no cash compensation or additional stock issuances are due to either Messrs. Gonsalves or Gentry. Pursuant to the employment agreement, as amended, with Mr. Tucker, compensation at $17,300 per month was scheduled to begin May 1, 2019. Mr. Tucker had deferred any such payments until July 1, 2020. Per the agreement, Mr. Tucker’s compensation increased to $18,000 per month starting in January 2020 and Mr. Tucker has further agreed to continue to defer payments. Mr. Tucker has received a total of $17,300 in cash compensation as of October 31, 2020.

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

Employment Agreements

The Company entered into a 5-year employment agreement, as amended with Hank Tucker commencing October 18, 2018. The employment agreement provides for Mr. Tucker to serve as Chief Executive Officer of the Company at a base salary of $138,000 the first year, $216,000 the second year, $240,000 the third year, $264,000 the fourth year and $300,000 the fifth year. The agreement shall be automatically extended for a period of two years unless otherwise notified by the Board 30 days prior to such renewal. The Company will provide officers and directors insurance for Mr. Tucker and will apply for key-man insurance on his life. The employment agreement, as amended provides that compensation will be paid to Mr. Tucker commencing May 1, 2019 with Mr. Tucker agreeing to defer such payments until July 1, 2020 and has received a total of $17,300 in cash compensation as of October 31, 2020.

In the event that the monthly cash flow of the Company for any month during the first 12 months following July 1, 2019 is insufficient to pay the salary installment for that month, then the Company has the right to suspend its obligation to pay such installment during that month, provided that such deferral by the Company is limited to no more than two times during the 12 months following July 1, 2019. Any such deferred payment(s) will be due and payable on or before the first anniversary of July 1, 2020. Mr. Tucker has agreed to defer the May and June 2019 payments and the Company has recorded an accrued liability for such deferred payments totaling $34,600 at October 31, 2019. Per the agreement, Mr. Tucker’s compensation increased to $18,000 per month starting in January 2020 and Mr. Tucker has further agreed to continue to defer payments. The Company has recorded an accrued liability for such deferred payments totaling $197,300 at October 31, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of October 31, 2020, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.

	Number of Shares Beneficially Owned	Percentage of Outstanding shares owned
Hank Tucker	2,000,000	57%
Andrew Fitzpatrick	30,000	*
Richard Gonsalves	30,000	*
Oakley J. Gentry	30,000	*

All directors and executive officers as a group (4 persons)	2,090,000	59%

*Less than 1%

(1)	In determining the percent of common stock owned by a person or entity on October 31, 2020, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, and (b) the denominator is the total shares of common stock outstanding on October 31, 2020 (3,518,571). Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

Item 13.Certain Relationships and Related Transactions, and Director Independence

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

Item 14. Principal Accounting Fees and Services

We were billed by BF Borgers CPA PC, Lakewood, Colorado an independent registered public accounting firm, for the following professional services they performed for us during fiscal years ended October 31, 2020 and 2019 as set forth in the table below:

	Fiscal year ended December 31,
	2020	2019
Audit fees	$18,240	$10,800
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$18,240	$10,800

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

Item 15.Exhibits, Financial Statement Schedules

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

New World Technologies, Inc.

Date: May 20, 2021	By:	/s/ Hank Tucker
Hank Tucker
Chief Executive Officer, Chairman of the Board

Date: May 20, 2021	By:	/s/ Richard Gonsalves
Richard Gonsalves
Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Hank Tucker	Chief Executive Officer, Chairman of the Board	May 20, 2021
Hank Tucker
/s/ Richard Gonsalves	Chief Financial Officer	May 20, 2021
Richard Gonsalves
/s/ Andrew Fitzpatrick	Chief Operating Officer, Director	May 20, 2021
Andrew Fitzpatrick

