Form 10-Q
period 2021-01-31
NEW WORLD TECHNOLOGIES, INC.
filed 2021-07-22
CIK 1756574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2021

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

New World Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-56122	37-1913081
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1393 Veterans Memorial Highway, Suite 100S, Hauppauge, New York, 11788

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

Yes [  ] No [X]

The number of shares of common stock, par value $0.0001 per share of New World Technologies, Inc. outstanding as of the close of business on January 31, 2021 were 3,518,571.

NEW WORLD TECHNOLOGIES, INC.

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEW WORLD TECHNOLOGIES, INC.

BALANCE SHEET

	JANUARY 31,	OCTOBER 31,
	2021	2020

ASSETS

CURRENT ASSETS
Cash	$476,127	$701
Accounts receivable	-	-
Prepaid expenses	-	-
Total Current Assets	476,127	701

Fixed assets, net	-	-

OTHER ASSETS
Security deposits	-	-
Total Other Assets	-	-

Long-term Assets - Operating Lease Right of Use Asset	592,211	126,249

TOTAL ASSETS	$1,068,338	$126,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$298,448	$247,123
Current portion of notes payable	-	-
Liability for common stock to be issued	500,000	-
Liability for preferred stock to be issued	-	-
Total Current Liabilities	798,448	247,123

Long-term Liabilities - Operating Lease	601,250	133,477

TOTAL LIABILITIES	1,399,698	380,600

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,518,571 and 3,518,571 shares issued and outstanding, respectively	352	352
Additional paid in capital	212,698	212,698
Accumulated Deficit	(544,410)	(466,700)
Total Stockholders’ Equity	(331,360)	(253,650)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,068,338	$126,950

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	JANUARY 31, 2021	JANUARY 31, 2020

REVENUE	$-	$-

OPERATING EXPENSES
Payroll, consulting and professional fees	56,000	51,900
Rent	30,821	8,929
Selling, general and administrative	5,301	24,354
Depreciation and amortization	-	-
Cost of Device Units	-	-
	92,122	85,183

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(92,122)	(85,183)

OTHER INCOME (EXPENSE)
Gain on Operating Lease Termination	14,412	-
	14,412	-

LOSS BEFORE INCOME TAXES	(77,710)	(85,183)

INCOME TAXES	-	-

NET LOSS	$(77,710)	$(85,183)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	3,518,571	3,518,571

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	JANUARY 31, 2021	JANUARY 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,710)	$(85,183)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Share-based compensation	-	-
Gain on Operating Lease Termination	(14,412)
Reduction of right of use asset, net - Operaitng lease	9,039	264

Change in operating assets and liabilities
Prepaid expenses	-	-
Accounts receivable	-	-
Accounts payable and accrued expenses	58,509	37,967
Total adjustments	53,136	38,231
Net cash used in operating activities	(24,574)	(46,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	-	-
Acquisition of fixed assets	-	-
Disposition of fixed assets	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	500,000	-
Proceeds received from notes payable	-	-
Repayments of notes payable	-	-
Net cash provided by financing activities	500,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	475,426	(46,952)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	701	89,544

CASH AND CASH EQUIVALENTS - END OF PERIOD	$476,127	$42,592

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$-	$12,600
Issuance of preferred stock for liability of stock to be issued	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - October 31, 2020	-	$-	3,518,571	$352	$212,698	$(466,700)	$(253,650)

Shares issued under agreements with consultants and employees	-	-	-	-	-	-	-

Shares issued for services rendered and liability for stock to be issued			-	-	-		-

Net loss for the three months ended January 31, 2021	-	-	-	-	-	(77,710)	(77,710)

Balance - January 31, 2021	-	$-	3,518,571	$352	$212,698	$(544,410)	$(331,360)

Balance - October 31, 2019	-	$-	3,518,571	$352	$212,698	$(164,633)	$48,417

Shares issued under agreements with consultants and employees	-	-	-	-		-	-

Shares issued for services rendered and liability for stock to be issued							-

Net loss for the three months ended January 31, 2020	-	-	-	-	-	(85,183)	(85,183)

Balance - January 31, 2020	-	$-	3,518,571	$352	$212,698	$(249,816)	$(36,766)

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2021 and 2020

(UNAUDITED)

1.	NOTE 1 – BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of January 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended January 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2020 filed with the SEC on May 20, 2021.

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2021 and 2020

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

We adopted ASC 842 using a modified retrospective approach for all leases existing at November 1, 2018. The adoption of ASC 842 had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, upon adoption, leases that would be classified as operating leases under ASC 840 were classified as operating leases under ASC 842. During January 2021, we terminated our current lease for office space and as a result, relinquished the space and derecognized a right of use asset of $126,249, a lease liability of $133,477 and deferred rent of $7,184, resulting in a $14,412 operating lease termination gain under that lease, and we recorded $614,581 as operating lease right-of-use assets and the related lease liability under a new operating lease for new office space. The lease liability is based on the present value of the remaining minimum lease payments, discounted using the Small Business Administration (“SBA”) 7(a) loan incremental borrowing rate of 2.25% + Prime (3.25%) = 5.5% at May 2020, using the original lease term as the tenor. The Company has taken advantage of certain practical expedients offered to registrants at adoption of ASC 842. The Company does not apply the recognition requirements of ASC 842 to short-term leases and sub leases. Instead, those lease payments are recognized in profit or loss on a straight-line basis over the lease term. The Company is currently not party to any short-term or sub leases. Further, as a practical expedient, all lease contracts are accounted for as one single lease component, as opposed to separating lease and non-lease components to allocate the consideration within a single lease contract.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2021 and 2020

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

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, an incremental borrowing rate for the same term as the underlying lease. For our operating lease, we used an incremental borrowing rate of 5.5% (see above). For any future finance leases, we would use the rate implicit in the lease or an incremental borrowing rate if the implicit lease rate cannot be determined.

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

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2021 and 2020

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

During October 2018, the Company raised $200,000 and issued 1,428,571 shares of common stock to a related party as a result of a stock purchase agreement. (See Note 6).

During October 2018, the Company entered into various agreements with key executives of the Company, and as a result, 90,000 common shares in the aggregate are to be issued and were valued in the aggregate at $12,600 and recorded as a liability for stock to be issued. During December 2018 these common shares were issued in accordance with their respective agreements.

During January 2021, the Company raised $500,000 under a stock purchase agreement with a related party. As a result, 100,000 shares of common stock are to be issued, valued at $500,000 and recorded as a liability for common stock to be issued. (See Note 6).

3.	NOTE 3 – INCOME TAXES

The Company files U.S. federal and state of New York tax returns that are subject to audit by tax authorities beginning with the calendar year ended December 31, 2018. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

4.	NOTE 4 – COMMITMENTS

Lease Agreement

Our current operating lease right-of-use asset and operating lease liability represent our lease for office space used to conduct our business. As of January 31, 2021, the Company is not party to any finance leases. The lease has a remaining lease term of 7 years. The components of lease expense for the three months ended January 31, 2021 and 2020 were as follows:

	January 31,	January 31,
	2021	2020
Operating lease cost (cost resulting from lease payments)	$18,133	$6,731
Operating lease expense	30,821	8,929

The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the Small Business Administration (“SBA”) 7(a) loan incremental borrowing rates. The Company’s discount rate and lease term remaining on its lease liability is approximately 5.50% and 7 years, respectively. The Company had net operating cash flows from the operating lease of $9,039 and $264 related to the lease for the three months ended January 31, 2021 and 2020, respectively.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2021 and 2020

(UNAUDITED)

As of January 31, 2021 and 2020, the Company’s right-of-use assets are $592,211 and $144,237, respectively, which are reported in other long-term assets in the Company’s balance sheets. As of January 31, 2021 and 2020, the Company has outstanding lease obligations of $601,250 and $150,673 respectively, which are reported in long-term obligations in the Company’s balance sheets.

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

Maturities of aggregate operating lease liabilities as of January 31, 2021 were as follows:

2021	$106,000
2022	106,000
2023	106,000
2024	106,000
2025	106,000
Thereafter	$221,000
Total minimum lease payments	$751,000
Imputed interest	$(152,000)
Total	$599,000

The Company previously entered into a 6-year lease agreement in Hauppauge, New York for executive offices of the Company. The Company will account for this lease as an operating lease under ASC 842. The lease commences November 15, 2018 and expires February 28, 2025. The lease requires an annual payment of approximately $34,659 for the first year, with rent commencing February 15, 2019 with increases 3% per year subsequent thereto plus any increases in real estate taxes over the base year, as defined. Subsequently the Company further entered into a Commencement Date Agreement with the landlord amending the lease commencement date to December 21, 2018.

During January 2021, the Company terminated its current lease for office space and as a result, relinquished the space and derecognized a right of use asset of $126,249, a lease liability of $133,477 and deferred rent of $7,184, resulting in a $14,412 operating lease termination gain.

The Company entered into a 7-year lease agreement with its current landlord for new, larger office space within the same business complex the Company is currently located at in Hauppauge, NY. The new space will be approximately 4,250 square feet and will now serve as the location for the Company’s new Corporate Headquarters, including office space, product demonstration space and meeting rooms used to conduct business and help advance operations. The Company will account for this lease as an operating lease under ASC 842. The original lease commenced June 2020 (subject to adjustment) and expired August 2027 (subject to adjustment). The lease requires an annual payment of approximately $93,500 for the first year, with rent payments originally commencing September 2020 (subject to adjustment) with stated rent increases per year subsequent thereto plus any increases in real estate taxes over the base year, as defined. Subsequently the Company further entered into a Commencement Date Agreement with the landlord January 2021, amending the actual lease commencement date to September 2020 with rent payments commencing December 2020. The Company is not required to pay a security deposit.

$30,821 and $8,929 in rental expense has been charged to operations for the three months ended January 31, 2021 and 2020, respectively. Rental expense is accounted for on the straight-line method.

Any excess of recognized rent expense over scheduled lease payments is included in accounts payable and accrued expenses.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2021 and 2020

(UNAUDITED)

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

Stock Purchase Agreements

During October 2018, the Company entered into a stock purchase agreement with a related party for the sale of shares of the Company’s common stock. As a result, 1,428,571 shares of common stock were issued. (See Note 7).

During January 2021, the Company entered into a stock purchase agreement with a related party for the sale of shares of the Company’s common stock. As a result, 100,000 shares of common stock are to be issued and recorded as a liability for common stock to be issued. (See Note 7).

5.	NOTE 5 – CREDIT RISK AND OTHER CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash with high credit quality financial institutions. At times, such cash and cash equivalents may exceed the FDIC insured limit of $250,000.

There are no accounts receivable concentrations and no revenue concentrations at January 31, 2021 and 2020.

6.	NOTE 6 – LIQUIDITY AND CAPITAL RESOURCES

The Company has recently incorporated and has not yet commenced operations. As the Company is currently jumpstarting its medical technology and device research, development and distribution business, there will be concerted, focused efforts on raising capital. During October 2018, we were successful in raising net proceeds of $200,000 through a private placement in order to fund the development and growth of our operations. (See Note 7). During October 2019, we were successful in getting the registration of our common securities declared effective by the SEC in order to enhance and expand our capital raising efforts. During January 2021, we were successful in raising proceeds of $500,000 through a private placement to fund the continuing development and growth of our operations. (See Note 7). Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2021 and 2020

(UNAUDITED)

7.	NOTE 7 – RELATED PARTY TRANSACTIONS

During October 2018, the Company entered into a stock purchase agreement and sold 1,428,571 shares of common stock valued at $200,000 to a company in which the Chief Executive Officer participates in. (See Notes 2 and 4).

During January 2021, the Company entered into a stock purchase agreement and sold 100,000 shares of common stock valued at $500,000 to a company in which the Chief Executive Officer participates in. (See Notes 2 and 4).

8.	NOTE 8 – SUBSEQUENT EVENTS

Marketing Services Agreement

The Company’s management continues to negotiate with a professional marketing firm to establish a global marketing strategy that includes e-marketing, awareness, branding and digital media. The Company anticipates that the negotiated consulting arrangement will take place by the end of fiscal third quarter 2021 and will help advance our business significantly. No commitments as to terms nor commencement have been made.

RELATED PARTY TRANSACTION

Related Party Transaction / Acquisition

The Company’s management continues to negotiate an asset purchase and sale transaction to acquire right, title and interest in certain business assets from a company that owns common shares in the Company and in which the Chief Executive Officer participates in. The Company is anticipating acquiring a medical technology, which also includes the assignment of any related FDA submittals, licenses, blueprints, test machines, schematics, or permits, as the case may be, and a predetermined amount of cash. The Company also anticipates the assignment and assumption of certain obligations and liabilities from that company as a result of the contemplated transaction.

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

During December 2020, the Company has entered negotiations with a related party to acquire and obtain certain technology and related assets along with cash and the assumption of certain obligations and liabilities. The Company believes this technology is ground breaking and anticipates it will serve as the foundation of the Company’s owned technologies for further development, distribution and revenue realization.

During January 2021, the Company has terminated its existing lease for office space and has relinquished and vacated that space and has entered into a new lease agreement for new, larger office space within the same business complex the Company was located at in Hauppauge, NY. The new space will be approximately 4,250 square feet and will now serve as the location for the Company’s new Corporate Headquarters, including office space, product demonstration space and meeting rooms used to conduct business and help advance operations.

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

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, (collectively “Update 2016-02”). Update 2016-02 requires recognition of right-of-use assets and lease liabilities on the balance sheet, including those leases classified as operating leases under previous GAAP. We adopted Update 2016-02 on November 1, 2018 (fiscal 2019). As a result of the adoption, we recorded an opening right-of-use asset balance of $168,329, which is included in other long-term assets in the financial statements. The Company also recorded an opening lease liability of $168,329 which is included in long-term liabilities in the financial statements. The Company has since terminated that lease and relinquished that space and has entered into a new lease for new office space during January 2021. As such, the Company has adopted Update 2016-02 at commencement of the new lease, and as a result, has recorded and derecognized a right of use asset of $126,249, a lease liability of $133,477 and deferred rent of $7,184, resulting in a $14,412 operating lease termination gain under the former lease, and further recorded $614,581 as an opening operating lease right-of-use asset and the related lease liability under the new operating lease for the new office space.

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

Results of Operations

Results for the three months ended January 31, 2021 compared to the three months ended January 31, 2020.

Revenue. As the Company is in its early development stage, the Company had no revenue for the three months ended January 31, 2021 and no revenue for the three month period ended January 31, 2020. The Company continues to meet with start-up challenges during 2021 and 2020 as it continues to work towards establishing a fundamental core of technology, products and distribution channels as well as continually researching new products, technologies and services. In connection with the launch, the Company continues to look to obtain and secure new executive management team members, Board members and strategic alliances to bring additional industry experience and expertise in accomplishing the Company’s current goals. The Company also continues its capital raising efforts.

Operating expenses: Payroll, consulting, and professional fees aggregated $56,000 for the three months ended January 31, 2021 compared to $51,900 for the three months ended January 31, 2020, an increase of $4,100 or 8.00%. The increase was primarily due to certain executive officer compensation beginning in fiscal 2019 and related contractual rate increases each subsequent year. The Company entered an employment agreement, as amended with a certain key officer and payments are made according to the terms of the agreement. The Company anticipates it will retain key management team members and board members as well as various individuals and companies for various consults and services. The Company also continues seeking and engaging new key management team members, board members and staff through fiscal 2021.

Rent: Rent expenses for the three months ended January 31, 2021 was $30,821 compared to $8,929 for the three months ended January 31, 2020, an increase of $21,892 or 245.2%. The increase is primarily due to the Company exiting its existing lease and entering into a new lease for new, larger office space within the same business complex the Company is currently located at in Hauppauge, NY. The new space will be approximately 4,250 square feet and will now serve as the location for the Company’s new Corporate Headquarters, including office space, product demonstration space and meeting rooms used to conduct business and help advance operations. The Company further entered into a Commencement Date Agreement with the landlord, amending the actual lease commencement date to September 2020 with rent payments commencing December 2020.

General and Administrative. General and administrative expenses for the three months ended January 31, 2021 aggregated $5,301 compared to $24,354 for the three months ended January 31, 2020, a decrease of $19,053 or 359.4%. The decrease was primarily related to the Company previously incurring certain non-recurring regulatory, franchise and accounting fees during the three months ending January 31, 2020. The Company continues to ramp up operations, and expenses include banking fees of $150, utilities of $478, accounting fees of $2,700, and stock transfer fees of $1,651 during the three months ending fiscal first quarter 2021. The Company anticipates continuing to incur certain operational expenses including insurance policies and coverages, telephone and telecommunications services, regulatory fees and other administrative expenses as well. We also anticipate to begin incurring travel, entertainment, meals, marketing and related expenses to support and advance the business, raise additional capital and secure management and staff members through fiscal 2021 as the Company continues to establish its medical technology and device research, development and distribution business.

Depreciation and Amortization. There is no depreciation or amortization expenses for the three months ended January 31, 2021 and the three months ended January 31, 2020. The Company anticipates it will procure certain fixed assets and related capital expenditures over approximately the next year as the Company continues to establish its medical technology and device research, development and distribution business.

Income Taxes. No provision for income taxes has been recorded for the three months ended January 31, 2021 and the three months ended January 31, 2020.

Net Loss. The net loss for the three months ended January 31, 2021 was ($77,710) compared to the net loss of ($85,183) for the three months ended January 31, 2020. The Company had a loss per weighted average common share outstanding of ($0.02) for the three months ended January 31, 2021 compared to ($0.02) for the three months ended January 31, 2020.

Liquidity and Capital Resources

As the Company is continuing to jumpstart its medical technology and device research, development and distribution business, there continues to be concerted, focused efforts on raising capital. During October 2018, the Company raised net proceeds of $200,000 through a private placement in order to fund the development and growth of operations. During October 2019, the Company was successful in getting the registration of its common securities declared effective by the SEC enhancing and expanding capital raising efforts. During January 2021, the Company raised proceeds of $500,000 through a private placement in order to fund continuing development and growth of operations. The Company’s ability to continue as a going concern is dependent on obtaining additional adequate capital to fund additional operating losses until profitable. If the Company’s is unable to obtain adequate capital, it could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for January 31, 2021 and 2020:

Category	January 31, 2021	January 31, 2020
Net cash used in operating activities	$(24,574)	$(46,952)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$500,000	$-

Cash flows for the three months ended January 31, 2021 compared to the three months ended January 31, 2020: For the three months ended January 31, 2021, the Company incurred a net loss of ($77,710). Net cash used in operating activities was ($24,574), net cash used in investing activities was $-0- and net cash provided by financing activities was $500,000. For the three months ended January 31, 2020, the Company incurred a net loss of ($85,183). Net cash used in operating activities was ($46,952), net cash used in investing activities was $-0- and net cash provided by financing activities was $-0-.

Working Capital Information

The following table presents a summary of our working capital:

Category	January 31, 2021	January 31, 2020
Current assets	$476,127	$42,592
Current liabilities	798,448	72,922
Working capital (deficit)	$(322,321)	$(30,330)

As of January 31, 2021, the Company had a working capital deficit of ($322,321) compared to a working capital deficit of ($30,330) at January 31, 2020, or an increase in working capital deficit of $291,991 primarily due to a net increase of $433,535 in cash as a result of certain financing activities and certain operating, selling and administrative expenses, and a net increase of current liabilities of $725,526 primarily as a result of certain financing activities and certain officer compensation and related increase.

The Company also expects to continue its capital raising efforts through fiscal 2021. The Company’s capital raising efforts are now further enhanced and supported with the SEC’s declaration of the Company’s registration of common securities effective in October 2019. The Company expects to utilize its securities and this new platform to enhance capital raise efforts and needs, supplementing these efforts through the engagement and retention of more formalized investor and public relations professionals, holding financial and technology roadshows, and the engagement of other marketing and securities professional firms.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEW WORLD TECHNOLOGIES, INC.

DATE: July 22, 2021	By:	/s/ Hank Tucker
Hank Tucker
Chief Executive Officer, Chairman of the Board

DATE: July 22, 2021	By:	/s/ Richard Gonsalves
Richard Gonsalves
Chief Financial Officer

