Form 10-Q
period 2021-04-30
NEW WORLD TECHNOLOGIES, INC.
filed 2021-08-16
CIK 1756574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2021

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

New World Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-56122	37-1913081
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The number of shares of common stock, par value $0.0001 per share of New World Technologies, Inc. outstanding as of the close of business on April 30, 2021 were 3,518,571.

NEW WORLD TECHNOLOGIES, INC.

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEW WORLD TECHNOLOGIES, INC.

BALANCE SHEET

	APRIL 30,	OCTOBER 31,
	2021	2020

ASSETS

CURRENT ASSETS
Cash	$594,198	$701
Accounts receivable	-	-
Prepaid expenses	-	-
Total Current Assets	594,198	701

Fixed assets, net	-	-

OTHER ASSETS
Security deposits	-	-
Total Other Assets	-	-

Long-term Assets - Operating Lease Right of Use Asset	569,841	126,249

TOTAL ASSETS	$1,164,039	$126,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$354,597	$247,123
Current portion of notes payable	-	-
Liability for common stock to be issued	3,250,000	-
Liability for preferred stock to be issued	-	-
Total Current Liabilities	3,604,597	247,123

Long-term Liabilities - Operating Lease	587,919	133,477

TOTAL LIABILITIES	4,192,516	380,600

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,518,571 and 3,518,571 shares issued and outstanding, respectively	352	352
Additional paid in capital	212,698	212,698
Accumulated Deficit	(3,241,527)	(466,700)
Total Stockholders’ Equity	(3,028,477)	(253,650)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,164,039	$126,950

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	APRIL 30, 2021	APRIL 30, 2020	APRIL 30, 2021	APRIL 30, 2020

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Payroll, consulting and professional fees	2,666,000	103,800	2,610,000	51,900
Rent	61,642	17,858	30,821	8,928
Selling, general and administrative	61,597	39,051	56,296	14,697
Depreciation and amortization	-	-	-	-
Cost of Device Units	-	-	-	-
	2,789,239	160,709	2,697,117	75,525

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(2,789,239)	(160,709)	(2,697,117)	(75,525)

OTHER INCOME (EXPENSE)
Gain on Operating Lease Termination	14,412	-	-	-
	14,412	-	-	-

LOSS BEFORE INCOME TAXES	(2,774,827)	(160,709)	(2,697,117)	(75,525)

INCOME TAXES	-	-	-	-

NET LOSS	$(2,774,827)	$(160,709)	$(2,697,117)	$(75,525)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	3,518,571	3,518,571	3,518,571	3,518,571

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$(0.79)	$(0.05)	$(0.77)	$(0.02)

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	APRIL 30, 2021	APRIL 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,774,827)	$(160,709)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	-	-
Share-based compensation	2,500,000	-
Gain on Operating Lease Termination	(14,412)	-
Reduction of right of use asset, net - Operaitng lease	18,078	528

Change in operating assets and liabilities
Prepaid expenses	-	-
Accounts receivable	-	-
Accounts payable and accrued expenses	114,658	83,020
Total adjustments	2,618,324	83,548
Net cash used in operating activities	(156,503)	(77,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	-	-
Acquisition of fixed assets	-	-
Disposition of fixed assets	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	750,000	-
Proceeds received from notes payable	-	-
Repayments of notes payable	-	-
Net cash provided by financing activities	750,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	593,497	(77,161)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	701	89,544

CASH AND CASH EQUIVALENTS - END OF PERIOD	$594,198	$12,383

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$-	$-
Issuance of preferred stock for liability of stock to be issued	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - October 31, 2020	-	$-	3,518,571	$352	$212,698	$(466,700)	$(253,650)

Shares issued under agreements with consultants and employees	-	-	-	-	-	-	-

Shares issued for services rendered and liability for stock to be issued			-	-	-		-

Net loss for the six months ended April 30, 2021	-	-	-	-	-	(2,774,827)	(2,774,827)

Balance - April 30, 2021	-	$-	3,518,571	$352	$212,698	$(3,241,527)	$(3,028,477)

Balance - October 31, 2019	-	$-	3,518,571	$352	$212,698	$(164,633)	$48,417

Shares issued under agreements with consultants and employees	-	-	-	-		-	-

Shares issued for services rendered and liability for stock to be issued							-

Net loss for the six months ended April 30, 2020	-	-	-	-	-	(160,709)	(160,709)

Balance - April 30, 2020	-	$-	3,518,571	$352	$212,698	$(325,342)	$(112,292)

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2021 and 2020

(UNAUDITED)

1.	NOTE 1 – BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of April 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended April 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2020 filed with the SEC on May 20, 2021.

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2021 and 2020

(UNAUDITED)

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2021 and 2020

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

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2021 and 2020

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

During March 2021, the Company raised $250,000 under a stock purchase agreement with a related party. As a result, 50,000 shares of common stock are to be issued, valued at $250,000 and recorded as a liability for common stock to be issued. (See Note 6).

During April 2021, the Company entered into a marketing services agreement. As a result, 500,000 shares of common stock are to be issued, valued at $2,500,000 and recorded as a liability for common stock to be issued. (See Note 4).

Preferred Stock

Preferred Stock - Series A, Series B and Series C

The Board of Directors has approved, and the Company is amending its certificate of designation to authorize a Series A Preferred Stock (“Series A”). These shares are non-convertible and have super voting rights of 200 to 1 versus the Common Stock. The Board has required the Company to file such amendment with the State by the 2021 fiscal year end. There are no Series A preferred shares issued or outstanding.

The Board of Directors has approved, and the Company is amending its certificate of designation to authorize a Series B Preferred Stock (“Series B”) which provides for a quarterly dividend of 30% of the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and is payable on a quarterly basis, beginning after one quarter following the original issue date. Holders are not entitled to receive any dividend from the Company after they have received an aggregate of $1.20 per share. Once holders receive an aggregate of $1.20 for each share held, all Series B shall expire and/or be redeemable for $0.0001.

Series B is: (i) junior to any class or series of capital stock of the Company specifically ranking by its terms senior to any Series B Preferred Stock of whatever subdivision; (ii) prior to any class or series of capital stock of the Company hereafter created not specifically ranking by its terms senior to or on parity with any Series B of whatever subdivision; and (iii) on parity with any class or series of capital stock of the Company hereafter created specifically ranking by its terms on parity with the Series B Preferred Stock in each case as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary. The Board has required the Company to file such amendment with the State by the 2021 fiscal year end. There are no Series B preferred shares issued or outstanding.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2021 and 2020

(UNAUDITED)

The Board of Directors has approved, and the Company is amending its certificate of designation to authorize a Series C Preferred Stock (“Series C”) which provides for a quarterly dividend of 10% of the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and is payable on a quarterly basis, beginning after one quarter following the original issue date. Holders are not entitled to receive any dividend from the Company after they have received an aggregate of $1.10 per share. Once holders receive an aggregate of $1.10 for each share held, all Series C shall expire and/or be redeemable at $0.0001.

Series C is: (i) junior to any class or series of capital stock of the Company specifically ranking by its terms senior to any Series C Preferred Stock of whatever subdivision; (ii) prior to any class or series of capital stock of the Company hereafter created not specifically ranking by its terms senior to or on parity with any Series C of whatever subdivision; and (iii) on parity with any class or series of capital stock of the Company hereafter created specifically ranking by its terms on parity with the Series C Preferred Stock in each case as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary. The Board has required the Company to file such amendment with the State by the 2021 fiscal year end. There are no Series C preferred shares issued or outstanding.

3.	NOTE 3 – INCOME TAXES

The Company files U.S. federal and state of New York tax returns that are subject to audit by tax authorities beginning with the calendar year ended December 31, 2018. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

4.	NOTE 4 – COMMITMENTS

Lease Agreement

Our current operating lease right-of-use asset and operating lease liability represent our lease for office space used to conduct our business. As of April 30, 2021, the Company is not party to any finance leases. The lease has a remaining lease term of 7 years. The components of lease expense for the six months ended April 30, 2021 and 2020 were as follows:

	April 30, 2021	April 30, 2020
Operating lease cost (cost resulting from lease payments)	$45,334	$13,519
Operating lease expense	61,642	17,858

The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the Small Business Administration (“SBA”) 7(a) loan incremental borrowing rates. The Company’s discount rate and lease term remaining on its lease liability is approximately 5.50% and 7 years, respectively. The Company had net operating cash flows from the operating lease of $18,078 and $528 related to the lease for the six months ended April 30, 2021 and 2020, respectively.

As of April 30, 2021 and 2020, the Company’s right-of-use assets are $569,841and $138,241, respectively, which are reported in other long-term assets in the Company’s balance sheets. As of April 30, 2021 and 2020, the Company has outstanding lease obligations of $587,919 and $144,941 respectively, which are reported in long-term obligations in the Company’s balance sheets.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2021 and 2020

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

Maturities of aggregate operating lease liabilities as of April 30, 2021 were as follows:

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

$61,642 and $17,858 in rental expense has been charged to operations for the six months ended April 30, 2021 and 2020, respectively. Rental expense is accounted for on the straight-line method.

Any excess of recognized rent expense over scheduled lease payments is included in accounts payable and accrued expenses.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2021 and 2020

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

During March 2021, the Company entered into a stock purchase agreement with a related party for the sale of shares of the Company’s common stock. As a result, 50,000 shares of common stock are to be issued and recorded as a liability for common stock to be issued. (See Note 7).

Marketing Services Agreement

In April, 2021 the Company entered into a marketing services agreement with a professional marketing firm to establish a global marketing strategy that includes e-marketing, awareness, branding and digital media. The Company anticipates a global exposure initiative led by this firm to be launched by the end of fiscal 2021 and will help advance the business significantly. According to the terms of the agreement, the Company will compensate the consultant with a first payment period being May 15, 2021 to May 15, 2024 at $50,000 per month with 500,000 restricted common shares. These restricted common shares to be issued were valued at $2,500,000 and recorded as a liability for common stock to be issued. A second payment period shall commence when the Company becomes publicly trading and completes an IPO capital raise, as defined, in which the Company will then compensate the consultant at $100,000 per month for the remainder of the term. The term of the agreement has an initial term of 36 months and shall automatically renew for an additional 12 months unless either party provides thirty days written notice to the other of intent to cancel or non-renew.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2021 and 2020

(UNAUDITED)

5.	NOTE 5 – CREDIT RISK AND OTHER CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash with high credit quality financial institutions. At times, such cash and cash equivalents may exceed the FDIC insured limit of $250,000.

There are no accounts receivable concentrations and no revenue concentrations at April 30, 2021 and 2020.

6.	NOTE 6 – LIQUIDITY AND CAPITAL RESOURCES

The Company has recently incorporated and has not yet commenced operations. As the Company is currently jumpstarting its medical technology and device research, development and distribution business, there will be concerted, focused efforts on raising capital. During October 2018, we were successful in raising net proceeds of $200,000 through a private placement in order to fund the development and growth of our operations. (See Note 7). During October 2019, we were successful in getting the registration of our common securities declared effective by the SEC in order to enhance and expand our capital raising efforts. During January and March 2021, we were successful in raising proceeds of $750,000 in the aggregate through private placements to fund the continuing development and growth of our operations. (See Note 7). Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

During March 2021, the Company entered into a stock purchase agreement and sold 50,000 shares of common stock valued at $250,000 to a company in which the Chief Executive Officer participates in. (See Notes 2 and 4).

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
our future operating results;
our business prospects;
any contractual arrangements and relationships with third parties;
the dependence of our future success on the general economy; and
the adequacy of our cash resources and working capital.

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

During April, 2021 the Company entered into a marketing services agreement with a professional marketing firm to establish a global marketing strategy that includes e-marketing, awareness, branding and digital media. The Company anticipates a global exposure initiative led by this firm to be launched by the end of fiscal 2021 and will help advance the business significantly.

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

Results of Operations

Results for the six months ended April 30, 2021 compared to the six months ended April 30, 2020.

Revenue. As the Company is in its early development stage, the Company had no revenue for the six months ended April 30, 2021 and no revenue for the six month period ended April 30, 2020. The Company continues to meet with start-up challenges during 2021 and 2020 as it continues to work towards establishing a fundamental core of technology, products and distribution channels as well as continually researching new products, technologies and services. In connection with the launch, the Company continues to look to obtain and secure new executive management team members, Board members and strategic alliances to bring additional industry experience and expertise in accomplishing the Company’s current goals. The Company also continues its capital raising efforts.

Operating expenses: Payroll, consulting, and professional fees aggregated $2,666,000 for the six months ended April 30, 2021 compared to $103,800 for the six months ended April 30, 2020, an increase of $2,562,200 or 2,468.40%. The increase was primarily due to certain executive officer compensation beginning in fiscal 2019 and related contractual rate increases each subsequent year and the engaging of a professional marketing and advertising firm in fiscal 2021. The Company entered an employment agreement, as amended with a certain key officer and payments are made according to the terms of the agreement. The Company anticipates it will retain key management team members and board members as well as various individuals and companies for various consults and services. The Company also continues seeking and engaging new key management team members, board members and staff through fiscal 2021.

Rent: Rent expenses for the six months ended April 30, 2021 was $61,642 compared to $17,858 for the six months ended April 30, 2020, an increase of $43,784 or 245.18%. The increase is primarily due to the Company exiting its existing lease and entering into a new lease for new, larger office space within the same business complex the Company is currently located at in Hauppauge, NY. The new space will be approximately 4,250 square feet and will now serve as the location for the Company’s new Corporate Headquarters, including office space, product demonstration space and meeting rooms used to conduct business and help advance operations. The Company further entered into a Commencement Date Agreement with the landlord, amending the actual lease commencement date to September 2020 with rent payments commencing December 2020.

General and Administrative. General and administrative expenses for the six months ended April 30, 2021 aggregated $61,597 compared to $39,051 for the six months ended April 30, 2020, an increase of $22,546 or 57.73%. The increase was primarily related to the Company incurring certain travel and related expenses as a result of efforts to support and advance the Company’s business during the six months ending April 30, 2021. The Company continues to ramp up operations, and expenses include banking fees of $240, utilities of $1,865, accounting fees of $6,700, legal fees of $5,500, stock transfer fees of $3,905, marketing/advertising of $6,413 and travel and related of $23,844 during the six months ending fiscal second quarter 2021. The Company anticipates continuing to incur certain operational expenses including insurance policies and coverages, telephone and telecommunications services, regulatory fees and other administrative expenses as well. We also anticipate continuing to incur travel, entertainment, meals, marketing and related expenses to support and advance the business, raise additional capital and secure management and staff members through fiscal 2021 as the Company continues to establish its medical technology and device research, development and distribution business.

Depreciation and Amortization. There is no depreciation or amortization expenses for the six months ended April 30, 2021 and the six months ended April 30, 2020. The Company anticipates it will procure certain fixed assets and related capital expenditures over approximately the next year as the Company continues to establish its medical technology and device research, development and distribution business.

Income Taxes. No provision for income taxes has been recorded for the six months ended April 30, 2021 and the six months ended April 30, 2020.

Net Loss. The net loss for the six months ended April 30, 2021 was ($2,774,827) compared to the net loss of ($160,709) for the six months ended April 30, 2020. The Company had a loss per weighted average common share outstanding of ($0.79) for the six months ended April 30, 2021 compared to ($0.05) for the six months ended April 30, 2020.

Results for the three months ended April 30, 2021 compared to the three months ended April 30, 2020.

Revenue. As the Company is in its early development stage, the Company had no revenue for the three months ended April 30, 2021 and no revenue for the three month period ended April 30, 2020. The Company continues to meet with start-up challenges during 2021 and 2020 as it continues to work towards establishing a fundamental core of technology, products and distribution channels as well as continually researching new products, technologies and services. In connection with the launch, the Company continues to look to obtain and secure new executive management team members, Board members and strategic alliances to bring additional industry experience and expertise in accomplishing the Company’s current goals. The Company also continues its capital raising efforts.

Operating expenses: Payroll, consulting, and professional fees aggregated $2,610,000 for the three months ended April 30, 2021 compared to $51,900 for the three months ended April 30, 2020, an increase of $2,558,100 or 4,928.90%. The increase was primarily due to certain executive officer compensation beginning in fiscal 2019 and related contractual rate increases each subsequent year and the engaging of a professional marketing and advertising firm. The Company entered an employment agreement, as amended with a certain key officer and payments are made according to the terms of the agreement. The Company anticipates it will retain key management team members and board members as well as various individuals and companies for various consults and services. The Company also continues seeking and engaging new key management team members, board members and staff through fiscal 2021.

Rent: Rent expenses for the three months ended April 30, 2021 was $30,821 compared to $8,928 for the three months ended April 30, 2020, an increase of $21,892 or 245.22%. The increase is primarily due to the Company exiting its existing lease and entering into a new lease for new, larger office space within the same business complex the Company is currently located at in Hauppauge, NY. The new space will be approximately 4,250 square feet and will now serve as the location for the Company’s new Corporate Headquarters, including office space, product demonstration space and meeting rooms used to conduct business and help advance operations. The Company further entered into a Commencement Date Agreement with the landlord, amending the actual lease commencement date to September 2020 with rent payments commencing December 2020.

General and Administrative. General and administrative expenses for the three months ended April 30, 2021 aggregated $56,296 compared to $14,697 for the three months ended April 30, 2020, an increase of $41,599 or 283.04%. The increase was primarily related to the Company incurring certain travel and related expenses as a result of efforts to support and advance the Company’s business during the three months ending April 30, 2021. The Company continues to ramp up operations, and expenses include banking fees of $90, utilities of $1,387, accounting fees of $4,000, legal fees of $5,500, stock transfer fees of $2,254, marketing/advertising of $6,413 and travel and related of $23,844 during the three months ending fiscal second quarter 2021. The Company anticipates continuing to incur certain operational expenses including insurance policies and coverages, telephone and telecommunications services, regulatory fees and other administrative expenses as well. We also anticipate continuing to incur travel, entertainment, meals, marketing and related expenses to support and advance the business, raise additional capital and secure management and staff members through fiscal 2021 as the Company continues to establish its medical technology and device research, development and distribution business.

Depreciation and Amortization. There is no depreciation or amortization expenses for the three months ended April 30, 2021 and the three months ended April 30, 2020. The Company anticipates it will procure certain fixed assets and related capital expenditures over approximately the next year as the Company continues to establish its medical technology and device research, development and distribution business.

Income Taxes. No provision for income taxes has been recorded for the three months ended April 30, 2021 and the three months ended April 30, 2020.

Net Loss. The net loss for the three months ended April 30, 2021 was ($2,697,117) compared to the net loss of ($75,525) for the three months ended April 30, 2020. The Company had a loss per weighted average common share outstanding of ($0.77) for the three months ended April 30, 2021 compared to ($0.02) for the three months ended April 30, 2020.

Liquidity and Capital Resources

As the Company is continuing to jumpstart its medical technology and device research, development and distribution business, there continues to be concerted, focused efforts on raising capital. During October 2018, the Company raised net proceeds of $200,000 through a private placement in order to fund the development and growth of operations. During October 2019, the Company was successful in getting the registration of its common securities declared effective by the SEC enhancing and expanding capital raising efforts. During January and March 2021, the Company raised proceeds of $750,000 in the aggregate through private placements in order to fund continuing development and growth of operations. The Company’s ability to continue as a going concern is dependent on obtaining additional adequate capital to fund additional operating losses until profitable. If the Company’s is unable to obtain adequate capital, it could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for April 30, 2021 and 2020:

Category	April 30, 2021	April 30, 2020
Net cash used in operating activities	$(156,503)	$(77,161)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$750,000	$-

Cash flows for the six months ended April 30, 2021 compared to the six months ended April 30, 2020: For the six months ended April 30, 2021, the Company incurred a net loss of ($2,774,827). Net cash used in operating activities was ($156,503), net cash used in investing activities was $-0- and net cash provided by financing activities was $750,000. For the six months ended April 30, 2020, the Company incurred a net loss of ($160,709). Net cash used in operating activities was ($77,161), net cash used in investing activities was $-0- and net cash provided by financing activities was $-0-.

Working Capital Information

The following table presents a summary of our working capital:

Category	April 30, 2021	April 30, 2020
Current assets	$594,198	$12,383
Current liabilities	3,604,597	117,975
Working capital (deficit)	$(3,010,399)	$(105,592)

As of April 30, 2021, the Company had a working capital deficit of ($3,010,399) compared to a working capital deficit of ($105,592) at April 30, 2020, or an increase in working capital deficit of $2,904,807 primarily due to a net increase of $581,815 in cash as a result of certain financing activities and certain operating, selling and administrative expenses, and a net increase of current liabilities of $3,486,622 primarily as a result of certain financing activities, certain officer compensation and related increase and the engaging of a professional marketing firm.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended April 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEW WORLD TECHNOLOGIES, INC.

DATE: August 16, 2021	By:	/s/ Hank Tucker
Hank Tucker
Chief Executive Officer, Chairman of the Board

DATE: August 16, 2021	By:	/s/ Richard Gonsalves
Richard Gonsalves
Chief Financial Officer

