Form 10-Q
period 2021-07-31
NEW WORLD TECHNOLOGIES, INC.
filed 2021-09-20
CIK 1756574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2021

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

Yes ☐ No ☒

The number of shares of common stock, par value $0.0001 per share of New World Technologies, Inc. outstanding as of the close of business on July 31, 2021 were 3,518,571.

NEW WORLD TECHNOLOGIES, INC.

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEW WORLD TECHNOLOGIES, INC.

BALANCE SHEET

(UNAUDITED)

	JULY 31, 2021	OCTOBER 31, 2020

ASSETS

CURRENT ASSETS
Cash	$342,174	$701
Accounts receivable	-	-
Prepaid expenses	-	-
Total Current Assets	342,174	701

Fixed assets, net	-	-

OTHER ASSETS
Security deposits	-	-
Total Other Assets	-	-

Long-term Assets - Operating Lease Right of Use Asset	547,471	126,249

TOTAL ASSETS	$889,645	$126,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$403,910	$247,123
Current portion of notes payable	-	-
Liability for common stock to be issued	3,375,000	-
Liability for preferred stock to be issued	-	-
Total Current Liabilities	3,778,910	247,123

Long-term Liabilities - Operating Lease	574,588	133,477

TOTAL LIABILITIES	4,353,498	380,600

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,518,571 and 3,518,571 shares issued and outstanding, respectively	352	352
Additional paid in capital	212,698	212,698
Accumulated Deficit	(3,676,903)	(466,700)
Total Stockholders’ Equity	(3,463,853)	(253,650)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$889,645	$126,950

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	JULY 31, 2021	JULY 31, 2020	JULY 31, 2021	JULY 31, 2020

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Payroll, consulting and professional fees	3,016,000	160,600	350,000	54,000
Rent	92,463	26,787	30,821	8,928
Selling, general and administrative	116,152	44,861	54,555	5,810
Depreciation and amortization	-	-	-	-
Cost of Device Units	-	-	-	-
	3,224,615	232,248	435,376	68,738

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(3,224,615)	(232,248)	(435,376)	(68,738)

OTHER INCOME (EXPENSE)
Gain on Operating Lease Termination	14,412	-	-	-
	14,412	-	-	-

LOSS BEFORE INCOME TAXES	(3,210,203)	(232,248)	(435,376)	(68,738)

INCOME TAXES	-	-	-	-

NET LOSS	$(3,210,203)	$(232,248)	$(435,376)	$(68,738)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	3,518,571	3,518,571	3,518,571	3,518,571

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$(0.91)	$(0.07)	$(0.12)	$(0.02)

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	JULY 31, 2021	JULY 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,210,203)	$(232,248)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Share-based compensation	2,625,000	-
Gain on Operating Lease Termination	(14,412)	-
Reduction of right of use asset, net - Operaitng lease	27,117	792

Change in operating assets and liabilities
Prepaid expenses	-	-
Accounts receivable	-	-
Accounts payable and accrued expenses	163,971	145,756
Total adjustments	2,801,676	146,548
Net cash used in operating activities	(408,527)	(85,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	-	-
Acquisition of fixed assets	-	-
Disposition of fixed assets	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	750,000	-
Proceeds received from notes payable	-	-
Repayments of notes payable	-	-
Net cash provided by financing activities	750,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	341,473	(85,700)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	701	89,544

CASH AND CASH EQUIVALENTS - END OF PERIOD	$342,174	$3,844

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$3,701	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$-	$-
Issuance of preferred stock for liability of stock to be issued	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Shares	Amount	Shares	Amount	Capital	Deficit	Total
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - October 31, 2020	-	$-	3,518,571	$352	$212,698	$(466,700)	$(253,650)

Shares issued under agreements with consultants and employees	-	-	-	-	-	-	-

Shares issued for services rendered and liability for stock to be issued			-	-	-		-

Net loss for the nine months ended July 31, 2021	-	-	-	-	-	(3,210,203)	(3,210,203)

Balance - July 31, 2021	-	$-	3,518,571	$352	$212,698	$(3,676,903)	$(3,463,853)

Balance - October 31, 2019	-	$-	3,518,571	$352	$212,698	$(164,633)	$48,417

Shares issued under agreements with consultants and employees	-	-	-	-		-	-

Shares issued for services rendered and liability for stock to be issued							-

Net loss for the nine months ended July 31, 2020	-	-	-	-	-	(232,248)	(232,248)

Balance - July 31, 2020	-	$-	3,518,571	$352	$212,698	$(396,881)	$(183,831)

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JULY 31, 2021 and 2020

(UNAUDITED)

1. NOTE 1 – BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of July 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended July 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2020 filed with the SEC on May 20, 2021.

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JULY 31, 2021 and 2020

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JULY 31, 2021 and 2020

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JULY 31, 2021 and 2020

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

During May 2021, the Company entered into a business advisory services agreement. As a result, 25,000 shares of common stock are to be issued, valued at $125,000 and recorded as a liability for common stock to be issued. (See Note 4).

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JULY 31, 2021 and 2020

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

4. NOTE 4 – COMMITMENTS

Lease Agreement

Our current operating lease right-of-use asset and operating lease liability represent our lease for office space used to conduct our business. As of July 31, 2021, the Company is not party to any finance leases. The lease has a remaining lease term of 7 years. The components of lease expense for the nine months ended July 31, 2021 and 2020 were as follows:

	July 31, 2021	July 31, 2020
Operating lease cost (cost resulting from lease payments)	$54,402	$23,630
Operating lease expense	92,463	26,787

The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the Small Business Administration (“SBA”) 7(a) loan incremental borrowing rates. The Company’s discount rate and lease term remaining on its lease liability is approximately 5.50% and 7 years, respectively. The Company had net operating cash flows from the operating lease of $27,117 and $792 related to the lease for the nine months ended July 31, 2021 and 2020, respectively.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JULY 31, 2021 and 2020

(UNAUDITED)

As of July 31, 2021 and 2020, the Company’s right-of-use assets are $547,471and $132,245, respectively, which are reported in other long-term assets in the Company’s balance sheets. As of July 31, 2021 and 2020, the Company has outstanding lease obligations of $574,588 and $139,209 respectively, which are reported in long-term obligations in the Company’s balance sheets.

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

Maturities of aggregate operating lease liabilities as of July 31, 2021 were as follows:

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

$92,463 and $26,787 in rental expense has been charged to operations for the nine months ended July 31, 2021 and 2020, respectively. Rental expense is accounted for on the straight-line method.

Any excess of recognized rent expense over scheduled lease payments is included in accounts payable and accrued expenses.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JULY 31, 2021 and 2020

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JULY 31, 2021 and 2020

(UNAUDITED)

Business Advisory Agreement

In May, 2021 the Company entered into a business advisory services agreement to assist the Company with establishing a global strategy within current international business, healthcare and finance standards of industry and practice. According to the terms of the agreement, the Company will compensate the consultant $5,000 per month for the first 12 months and 25,000 restricted common shares. These restricted common shares to be issued were valued at $125,000 and recorded as a liability for common stock to be issued. Additionally, the Company can invite the consultant to manage and further participate in additional projects at the following compensation structure; a 2% cash management fee on any financial projects consultant participates in and a 1% common stock management fee on any healthcare projects the consultant participates in. Such projects shall be by invitation only from the Company to the consultant with acceptance by the consultant at its own sole discretion. The term of the agreement is 12 months with termination by either party with 30 days written notice to the other of intent to cancel.

5. NOTE 5 – CREDIT RISK AND OTHER CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash with high credit quality financial institutions. At times, such cash and cash equivalents may exceed the FDIC insured limit of $250,000.

There are no accounts receivable concentrations and no revenue concentrations at July 31, 2021 and 2020.

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

During May, 2021 the Company entered into a business advisory services agreement to assist the Company with establishing a global strategy within current international business, healthcare and finance standards of industry and practice. The Company anticipates a global exposure initiative to be launched by the end of fiscal 2021, and in conjunction with its engaged marketing professionals, will help advance the business significantly.

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

Results of Operations

Results for the nine months ended July 31, 2021 compared to the nine months ended July 31, 2020.

Revenue. As the Company is in its early development stage, the Company had no revenue for the nine months ended July 31, 2021 and no revenue for the nine month period ended July 31, 2020. The Company continues to meet with start-up challenges during 2021 and 2020 as it continues to work towards establishing a fundamental core of technology, products and distribution channels as well as continually researching new products, technologies and services. In connection with the launch, the Company continues to look to obtain and secure new executive management team members, Board members and strategic alliances to bring additional industry experience and expertise in accomplishing the Company’s current goals. The Company also continues its capital raising efforts.

Operating expenses: Payroll, consulting, and professional fees aggregated $3,016,000 for the nine months ended July 31, 2021 compared to $160,600 for the nine months ended July 31, 2020, an increase of $2,855,400 or 1,777.96%. The increase was primarily due to certain executive officer compensation beginning in fiscal 2019 and related contractual rate increases each subsequent year along with the engaging of a professional marketing and advertising firm and the engaging of an international advisory consultant in fiscal 2021. The Company entered an employment agreement, as amended with a certain key officer and payments are made according to the terms of the agreement. The Company also entered into services agreements with consultants and payments are made according to the terms of those agreements. The Company anticipates it will retain key management team members and board members as well as various individuals and companies for various consults and services. The Company also continues seeking and engaging new key management team members, board members and staff, as well as consultants and advisors through fiscal 2021.

Rent: Rent expenses for the nine months ended July 31, 2021 was $92,463 compared to $26,787 for the nine months ended July 31, 2020, an increase of $65,676 or 245.18%. The increase is primarily due to the Company exiting its existing lease and entering into a new lease for new, larger office space within the same business complex the Company is currently located at in Hauppauge, NY. The new space will be approximately 4,250 square feet and will now serve as the location for the Company’s new Corporate Headquarters, including office space, product demonstration space and meeting rooms used to conduct business and help advance operations. The Company further entered into a Commencement Date Agreement with the landlord, amending the actual lease commencement date to September 2020 with rent payments commencing December 2020.

General and Administrative. General and administrative expenses for the nine months ended July 31, 2021 aggregated $116,152 compared to $44,861 for the nine months ended July 31, 2020, an increase of $71,291 or 158.92%. The increase was primarily related to the Company incurring certain travel and related expenses as a result of efforts to support and advance the Company’s business during the nine months ending July 31, 2021. The Company continues to ramp up operations, and expenses include banking fees of $450, utilities of $3,137, accounting fees of $12,940, legal fees of $22,000, stock transfer fees of $5,555, marketing/advertising of $6,413 and travel and related of $40,538 during the nine months ending fiscal third quarter 2021. The Company anticipates continuing to incur certain operational expenses including insurance policies and coverages, telephone and telecommunications services, regulatory fees and other administrative expenses as well. We also anticipate continuing to incur travel, entertainment, meals, marketing and related expenses to support and advance the business, raise additional capital and secure management and staff members through fiscal 2021 as the Company continues to establish its medical technology and device research, development and distribution business.

Depreciation and Amortization. There is no depreciation or amortization expenses for the nine months ended July 31, 2021 and the nine months ended July 31, 2020. The Company anticipates it will procure certain fixed assets and related capital expenditures over approximately the next year as the Company continues to establish its medical technology and device research, development and distribution business.

Income Taxes. No provision for income taxes has been recorded for the nine months ended July 31, 2021 and the nine months ended July 31, 2020.

Net Loss. The net loss for the nine months ended July 31, 2021 was ($3,210,203) compared to the net loss of ($232,248) for the nine months ended July 31, 2020. The Company had a loss per weighted average common share outstanding of ($0.91) for the nine months ended July 31, 2021 compared to ($0.07) for the nine months ended July 31, 2020.

Results for the three months ended July 31, 2021 compared to the three months ended July 31, 2020.

Revenue. As the Company is in its early development stage, the Company had no revenue for the three months ended July 31, 2021 and no revenue for the three month period ended July 31, 2020. The Company continues to meet with start-up challenges during 2021 and 2020 as it continues to work towards establishing a fundamental core of technology, products and distribution channels as well as continually researching new products, technologies and services. In connection with the launch, the Company continues to look to obtain and secure new executive management team members, Board members and strategic alliances to bring additional industry experience and expertise in accomplishing the Company’s current goals. The Company also continues its capital raising efforts.

Operating expenses: Payroll, consulting, and professional fees aggregated $350,000 for the three months ended July 31, 2021 compared to $54,000 for the three months ended July 31, 2020, an increase of $296,000 or 548.15%. The increase was primarily due to certain executive officer compensation beginning in fiscal 2019 and related contractual rate increases each subsequent year along with the engaging of a professional marketing and advertising firm and an international advisory consultant. The Company entered an employment agreement, as amended with a certain key officer and payments are made according to the terms of the agreement. The Company also entered into services agreements with consultants and payments are made according to the terms of those agreements. The Company anticipates it will retain key management team members and board members as well as various individuals and companies for various consults and services. The Company also continues seeking and engaging new key management team members, board members and staff, as well as consultants and advisors through fiscal 2021.

Rent: Rent expenses for the three months ended July 31, 2021 was $30,821 compared to $8,928 for the three months ended July 31, 2020, an increase of $21,893 or 245.22%. The increase is primarily due to the Company exiting its existing lease and entering into a new lease for new, larger office space within the same business complex the Company is currently located at in Hauppauge, NY. The new space will be approximately 4,250 square feet and will now serve as the location for the Company’s new Corporate Headquarters, including office space, product demonstration space and meeting rooms used to conduct business and help advance operations. The Company further entered into a Commencement Date Agreement with the landlord, amending the actual lease commencement date to September 2020 with rent payments commencing December 2020.

General and Administrative. General and administrative expenses for the three months ended July 31, 2021 aggregated $54,555 compared to $5,810 for the three months ended July 31, 2020, an increase of $48,745 or 838.99%. The increase was primarily related to the Company incurring certain travel and related expenses as a result of efforts to support and advance the Company’s business during the three months ending July 31, 2021. The Company continues to ramp up operations, and expenses include banking fees of $210, utilities of $1,272, accounting fees of $6,240, legal fees of $16,500, stock transfer fees of $1,650 and travel and related of $16,694 during the three months ending fiscal third quarter 2021. The Company anticipates continuing to incur certain operational expenses including insurance policies and coverages, telephone and telecommunications services, regulatory fees and other administrative expenses as well. We also anticipate continuing to incur travel, entertainment, meals, marketing and related expenses to support and advance the business, raise additional capital and secure management and staff members through fiscal 2021 as the Company continues to establish its medical technology and device research, development and distribution business.

Depreciation and Amortization. There is no depreciation or amortization expenses for the three months ended July 31, 2021 and the three months ended July 31, 2020. The Company anticipates it will procure certain fixed assets and related capital expenditures over approximately the next year as the Company continues to establish its medical technology and device research, development and distribution business.

Income Taxes. No provision for income taxes has been recorded for the three months ended July 31, 2021 and the three months ended July 31, 2020.

Net Loss. The net loss for the three months ended July 31, 2021 was ($435,376) compared to the net loss of ($68,738) for the three months ended July 31, 2020. The Company had a loss per weighted average common share outstanding of ($0.12) for the three months ended July 31, 2021 compared to ($0.02) for the three months ended July 31, 2020.

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

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for July 31, 2021 and 2020:

Category	July 31, 2021	July 31, 2020
Net cash used in operating activities	$(358,527)	$(85,700)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$750,000	$-

Cash flows for the nine months ended July 31, 2021 compared to the nine months ended July 31, 2020: For the six months ended July 31, 2021, the Company incurred a net loss of ($3,210,203). Net cash used in operating activities was ($358,527), net cash used in investing activities was $-0- and net cash provided by financing activities was $750,000. For the nine months ended July 31, 2020, the Company incurred a net loss of ($232,248). Net cash used in operating activities was ($85,700), net cash used in investing activities was $-0- and net cash provided by financing activities was $-0-.

Working Capital Information

The following table presents a summary of our working capital:

Category	July 31, 2021	July 31, 2020
Current assets	$392,174	$3,844
Current liabilities	3,828,910	180,711
Working capital (deficit)	$(3,436,736)	$(176,867)

As of July 31, 2021, the Company had a working capital deficit of ($3,436,736) compared to a working capital deficit of ($176,867) at July 31, 2020, or an increase in working capital deficit of $3,259,869 primarily due to a net increase of $388,330 in cash as a result of certain financing activities and certain operating, selling and administrative expenses, and a net increase of current liabilities of $3,648,199 primarily as a result of certain financing activities, certain officer compensation and related increase, and the engaging of professional consultants and advisors.

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

NEW WORLD TECHNOLOGIES, INC.

DATE: September 20, 2021	By:	/s/ Hank Tucker
Hank Tucker
Chief Executive Officer, Chairman of the Board

DATE: September 20, 2021	By:	/s/ Richard Gonsalves
Richard Gonsalves
Chief Financial Officer

