Form 10-K
period 2021-10-31
NEW WORLD TECHNOLOGIES, INC.
filed 2022-03-03
CIK 1756574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number 000-56122

New World Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	37-1913081
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

1393 Veterans Memorial Highway, Suite 100S, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 888-605-3510

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒No

As of October 31, 2021, the aggregate market value of voting common stock held by non-affiliates of the registrant, based on the sales price of Common Stock last sold on March 5, 2021 (in a private placement) was approximately $7,142,855. The Company’s Common Stock does not trade on any market. The Company has no non-voting common equity.

The number of shares of common stock outstanding as of December 31, 2021 is 3,518,571.

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

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences, including the following, among others:

●	The development-stage nature of our technology and business operations.

●	Reliance of additional funding to advance our business plan.

●	Market acceptance of our products.

●	FDA approval of our products.

●	The effect of governmental regulation on our business.

●	Protection of our intellectual property.

●	Reliance on third-party contractors for certain material aspects of our business operations.

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

PART I

Item 1. Business

Overview and Description of business

New World Technologies, Inc. is a healthcare and medical technology and device research, development and distribution company with a focus on developing and providing innovative, cutting edge, technologically advanced products. These technologies will be developed with an emphasis on diagnostics and screening technology, which potentially will aid in the prevention or early detection and mitigation of potentially life-threatening illnesses.

New World Technologies, Inc., was formed in the State of Delaware on October 16, 2018. Our executive office is located at 1393 Veterans Memorial Highway, Suite 100S, Hauppauge, NY 11788. The Company’s telephone number is 888-605-3510. Unless otherwise specified, references to the “Company,” “we,” “our” and “us” refer to New World Technologies, Inc.

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

Under the JOBS Act, we will remain an emerging growth company until the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more;
●	the last day of the fiscal year following the fifth anniversary of the date of the initial public offering of our common stock;
●	the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt; or
●	the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934 (the “Exchange Act”). (We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter).

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

Products and Services

We are a development-stage company with the goal of becoming an industry leader in healthcare and medical device technology and device research, development and distribution. Our initial technology focus will be designed to allow for early detection and mitigation or prevention of potentially life-threatening illnesses (that might otherwise have gone un-noticed and un-treated) and thereby contribute to extending and saving human lives. The Company aim is to be both a medical technology and medical device research and development company. Our mission is to research, develop, design and manufacture, and market to primary care physicians and other healthcare professionals and organizations, comprehensive, cutting edge early detection and diagnostic technologies that are non-invasive, easy to administer and generate data that is easy to interpret. The Company envisions that its technologies and products will offer physician networks and healthcare institutions with an ongoing and sustainable medical testing revenue streams while, at the same time, expanding the early detection and prevention services they can offer and provide to their patients.

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

As tested, the unit can detect changes in pulse and blood oxygen levels and immediately generate on the tablet an overall cardiovascular assessment, Eccentric Contraction (“EC”), Arterial Elasticity (“AE”), Remaining Blood Volume (“RBV”) in the heart, and other reports. The unit is designed to generate these reports incorporating the technology of predecessor equipment and technology as well as also utilizing three additional and highly effective technologies:

●	Photoelectrical Plethysmography (“PPG”)
●	Ankle-Brachial Blood Pressure Index (“ABI”)
●	Pulse Volume Recording (“PVR”)

The CSDS is in the final stages of its in-house testing and verification of capabilities. Internal testing consists of testing for hardware durability, software consistency and reliability. These additional new technologies are processed through the Company’s proprietary algorithmic analyses of the ECG, pulse and cuff derived data with computer probability assessments and are immediately available to the healthcare professional on the tablet. The major hurdle being addressed in this testing stage is ensuring the equipment and CSDS unit integrates with, and that the data transmitted can be read and meaningfully analyzed by, the analytical software.

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

The Company believes that the CSDS unit represents cutting edge technology with an ongoing emphasis on diagnostics and screening, that will potentially allow for the prevention or early detection and mitigation of potentially life-threatening cardiovascular and coronary heart disease. The CSDS device is an easy-to-administer, non-invasive product which will allow primary care physicians and other healthcare professionals to expand traditional services by offering the administration of minimally invasive testing procedures on any patient during the course of a routine examination.

Distribution Methods

The Company intends to market to primary care physicians, other healthcare professionals and healthcare facilities, in which it will seek purchase, supply and distribution agreements with labs, developers, manufacturers, and/or distributors for specific technology and/or products the Company chooses to develop, market and distribute. Once arrangements have been made to procure inventory for such technology/products, we anticipate that our product support and distribution operations incorporating fulfillment, warehousing, logistics and distribution services will be completed through national warehousing and fulfillment companies, as well as through distributors that we engage.

Suppliers

We expect to rely on a limited number of suppliers to provide the raw materials needed to produce the CSDS and other future products. We do not yet have any agreements with any particular supplier for a reliable supply of raw materials and/or equipment necessary to create the CSDS or other not-yet-designated products.

Competition

The Company’s business operates in competitive areas and markets. Basic barriers to entry-level product distribution in the healthcare industry can be relatively low and the products the Company distributes may face challenges in market adoption due to the reliance of physicians and other medical professionals on existing devices, equipment and diagnostic tools, and lack of familiarity with the new technology products that the Company plans to develop and produce, as compared to products already accepted in the market. In addition, physicians and other medical professionals may view certain technology/devices developed and distributed by the Company as screening tools for existing illnesses, rather than as early detection or preventative tools. As a result, these products may be deemed to compete directly with existing, established procedures, which could impair market adoption of such products.

Despite the competitive challenges, the Company believes that the devices it plans to distribute will be well positioned to compete in markets based on the innovative, high quality devices to be offered, the reputations of the first-adopter and follow-on physicians that we expect will utilize the devices, as well as the Company’s management team’s experience. However, we cannot assure that these devices will be able to compete effectively with existing devices in their markets or that new devices or technologies or competitors will not enter into their markets or that the equipment and devices being distributed will be readily accepted into their markets. These existing and new competitors may have greater financial and other resources than the Company and/or the products’ contract-manufacturers. The Company anticipates that it will face increased competition from existing equipment and devices, as well as from the development of new medical equipment, technology and devices entering its markets.

Although our management is not aware of any current product or technology in direct competition with our CSDS technology, or any known current market competition for the anticipated market roll-out of the CSDS products, larger companies with established brand names and distribution patterns generally have a distinct advantage over us in the medical device arena. Any direct competition may potentially only be to individualized tests using the CSDS technology by companies offering similar individualized technology for measuring items such as blood flow, pressure and pulse volume. Such individual and/or stand-alone tests and procedures currently and commonly available for diagnosing the cardiovascular system in detecting Coronary Artery Diseases (“CAD”) are as follows (and shown below in approximate order of invasiveness):

●	Electrocardiogram (ECG)
●	Exercise Tolerance Test (ETT) or Stress Test
●	Radionuclide Scan
●	Angiogram
●	Intravascular Ultrasound (IVUS)
●	Coronary Flow Velocity Reserve (CFR or CVR)
●	Relative Coronary Flow Velocity Reserve (rCFR or rCVR)
●	Fractional Flow Reserve (FFR)

The Company is unaware of any product on the market utilizing technology equivalent to the CSDS technology , which is an all-in-one, completely non-invasive diagnostic suggestion tool that can be administered in minutes at the primary care physicians office or healthcare facility, incorporating an ECG, Pulsox and Cuff Acquisition matrix generating FCG (Frequency CardioGram), PPG (Photoelectrical Plethysmography), ABI (Ankle-Brachial Blood Pressure Index) and PVR (Pulse Volume Recording) results, yielding a complete, all-in-one Diagnostic Suggestion System that provides a preliminary screening tool with immediate assessment in detecting Coronary Artery Diseases (CAD) Early Ischemic to Myocardial Infarction and Arteriosclerosis.

Intellectual Property

Our portfolio of technology consists of various intellectual property rights including patents and proprietary source code, trade secrets and know-how that we have developed internally. We own our technology, although we use open source software for certain aspects, and we protect our non-patented technology though trade secrets and confidentiality requirements.

Government Regulations

The Company and its business is subject to a variety of government regulations with which we must comply as described below. However, to the Company’s knowledge, there are currently no known existing or probable government regulations that may adversely affect the Company’s business, however, a severe and/or drastic change in the government’s reimbursement rates, policies and/or procedures, for both targeted medical technology and devices, along with the testing utilizing our devices and related medical coding and billing for such, could have a material effect on the Company’s business, plans and prospects.

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

United States Medical Device Regulation: The Federal Food, Drug, and Cosmetic Act (or FDCA), and the Food and Drug Administration’s (or FDA) implementing regulations, govern registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, and post-market surveillance. Medical devices and their manufacturers are also subject to inspection by the FDA. The FDCA, supplemented by other federal and state laws, also provides civil and criminal penalties for violations of its provisions. The Company distributes and markets medical devices that, when manufactured, may be regulated by the FDA, comparable state agencies and regulatory bodies.

Privacy and Security of Health Information and Personal Information; Standard Transactions: The Company may be engaged by a healthcare practice or facility that is considered a “Covered Entity” under the terms of HIPPA. In providing and performing administration and support services for Covered Entities (i.e. physician practices and laboratories), such as medical coding and medical billing, medical chart review, healthcare facility call and message management, healthcare emergency dispatch and physician practice administration, the company may come in contact with a Covered Entity’s confidential patient medical information. Under such an engagement, the Covered Entity may make available and/or transfer to the Company certain Protected Health Information and certain Electronic Protected Health Information in connection with goods or services that are being provided by the Company to the Covered Entity, that is confidential and subject to protection under HIPAA, HIPAA regulations and the HITECH Act. The Health Information Technology for Economic and Clinical Health act (or HITECH) encourages healthcare providers to adopt electronic health records and the improved privacy and security protections for such electronic healthcare data. As such, the Company would be considered a Business Associate of the Covered Entity under HIPAA and further be subject to state and federal laws and implementing regulations relating to the privacy and security of the medical information of the patients the Company’s client physician practices and facilities treat. The Company, as a “Business Associate”, would be subject to state and federal laws and implementing regulations relating to the privacy and security of the medical information of the patients its client physicians treat. The principal federal legislation is part of HIPAA, pursuant to which, the Secretary of the Department of Health and Human Services (or HHS), has issued regulations designed to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions, while protecting the privacy and security of the patient information exchanged. These regulations also confer certain rights on patients regarding their access to and control of their medical records in the hands of healthcare providers. The four principal regulations are:

●	privacy regulations;

●	security regulations;

●	standards for electronic transactions; and

●	the National Provider Identifier regulations.

The HIPAA privacy regulations establish comprehensive federal standards with respect to the uses and disclosures of an individual’s personal health information, referred to in the privacy regulations as “protected health information,” by health plans, healthcare providers, and healthcare clearinghouses. The Company is a Business Associate within the meaning of HIPAA. HIPAA requires health care providers to enter into Business Associate contracts with certain businesses to which they disclose patient health information. These Business Associate contracts generally require the recipients of such information to use appropriate safeguards to protect the patient health information they receive. The regulations establish a complex regulatory framework on a variety of subjects, including:

●	Provide that the Business Associate obtain and use confidential patient health information obtained from its clients only as necessary to perform customer service and support functions;

●	Limit access to such information to those employees and agents who perform identified service and support functions;

●	Prohibit disclosure of patient health information received from clients to persons who are not employees or agents of the Business Associate in the absence of express approval from the legal department and, if appropriate, the client and/or patient;

●	Require all employees and agents of the Business Associate to report uses and disclosures of patient information that are not permitted by the Business Associate’s Privacy and Security Policy;

●	Provide that the company investigate all reports that patient health information was used in a manner not permitted by its Privacy and Security Policy and will impose appropriate sanctions for conduct prohibited by the policy as required and/or permitted by law;

●	Establish and ensure that the Business Associate’s employees and agents who may come in contact with patient health information receive training regarding the company’s Privacy and Security Policy and the importance of protecting the privacy and security of patient health information;

●	Provide for the storage and transmission of patient health information received from clients in a secure manner that protects the integrity, confidentiality and availability of the information; and

●	Establish that the company’s employees, contractors and agents who may come in contact with patient health information maintain any and all protected health information obtained through operating their respective businesses confidential, and agree and acknowledge that such information is subject to protection under HIPAA, the HIPAA regulations and the HITECH Act and will conduct their businesses according to such.

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

The Company intends to implement policies and practices that it believes would bring it into compliance with the privacy regulations at the time we become subject to them. However, the documentation and process requirements of the privacy regulations are complex and subject to interpretation. Failure to comply with the privacy regulations could subject the Company to sanctions or penalties, loss of business, and negative publicity.

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

The HIPAA security regulations set out detailed requirements for physical, administrative, and technical measures for safeguarding protected health information in electronic form. The Company plans to have in place an appropriate level of physical, administrative and technical safeguards for patient information at the time we become subject to HIPPAA. Failure to comply with the security regulations could subject the Company to sanctions or penalties and negative publicity.

The HIPAA regulations for electronic transactions, referred to as the transaction standards, set out uniform standards for certain specific electronic transactions and code sets and mandatory requirements as to data form and data content to be used in connection with common electronic transactions, such as billing claims, remittance advices, enrollment, and eligibility. Failure of the vendor to properly conform to the requirements of the transaction standards could, in addition to possible sanctions and penalties, result in payors not processing transactions submitted on the Company’s behalf, including claims for payment.

The HIPAA regulations on adoption of national provider identifiers (or NPI) require healthcare providers to use, unique identifiers for reporting on claims transactions. The Company may obtain NPIs for our client physicians so that we may report NPIs to Medicare, Medicaid, and other health plans on their behalf.

The healthcare information of the Company’s client physician’s patients includes social security numbers and other personal information that are not of an exclusively medical nature. The consumer protection laws of a majority of states now require organizations that maintain such personal information to notify each individual if their personal information is accessed by unauthorized persons or organizations, so that the individuals can, among other things, take steps to protect themselves from identity theft. The costs of notification and the adverse publicity can both be significant. Failure to comply with these state consumer protection laws can subject a company to penalties that vary from state to state, but may include significant civil monetary penalties, as well as to private litigation and adverse publicity. California’s legislation expands its version of a notification law to cover improper access to medical information generally, and other states may follow suit.

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

Referrals of a Public Company: As a Company whose shares of common stock are publicly traded, we are not permitted to accept referrals from physicians who will own, directly or indirectly, shares of our stock unless we comply with the Stark Law exception for publicly traded securities. This requires, among other things, $75 million in stockholders’ equity (total assets minus total liabilities). The parallel safe harbor requires, among other things, $50 million in undepreciated net tangible assets, in order for any distributions to such stockholders to be protected under the Anti-Kickback Statute.

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

Employees

As of January 31, 2022, the Company had three (3) full-time employees who are also key executives of the Company. None of our employees are represented by a labor union, and we consider relations with our employees to be good.

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

Item 1A. Risk Factors

An investment in the Company’s common stock is speculative, involves an extremely high degree of risk and there can be no assurance of any return on any such investment.  You should carefully consider the risks described below and the other information contained in this report and other filed reports before deciding to invest in the Company’s common stock. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not place undue reliance on these forward-looking statements. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events, except as required by U.S. federal securities laws. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties may also adversely impair the Company’s business operations. If any of such risks actually occur, the Company’s business, financial condition or results of operations would likely suffer significantly. In such case, the value of the Company’s common stock could decline, and you may lose all or part of the money you paid to buy the Company’s securities. You should only purchase our securities if you can afford to suffer the loss of your entire investment.

RISKS RELATED TO OUR FINANCIAL CONDITION

We are in the development-stage of operations, have not generated any revenue from any product sales and may never be profitable.

The Company is a development-stage company which commenced operations in 2018. We are pre-revenue and anticipate continuing to incur operating losses and working capital deficiencies. Even if the CSDS and one or more future product candidates is approved for marketing and sale, we anticipate incurring significant incremental costs associated with completing the development and beginning commercialization of the CSDS and developing and commercializing any such future product candidates. Our expenses could increase beyond expectations if we are required by the FDA, or other regulatory agencies or ethical committees in medical centers, to change our manufacturing processes or to perform any necessary types of studies in addition to those that we currently anticipate. Even if we are successful in obtaining regulatory approvals to market the CSDS and any other future product candidates, our revenue earned from such commercialization will be dependent in part upon the size of the markets in the territories for which we gain regulatory approval for our products, the accepted price for such products, our ability to obtain reimbursement for such products and tests from the Centers for Medicare & Medicaid Services (CMS) or commercial healthcare insurance carriers at any price, and the expenses associated with manufacturing and marketing such products for such markets. Therefore, we may not generate significant revenue from the sale of such products, even if approved. Further, if we are not able to generate significant revenue from the sale of our approved products, we may be forced to curtail or cease our operations. Due to the numerous risks and uncertainties involved in product development, it is difficult to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Additionally, we cannot predict whether we are likely meet our projected business plan.

The Company’s independent auditors have issued a report questioning the Company’s ability to continue as a going concern.

The report of the Company’s independent auditors contained in the Company’s financial statements for the period ended October 31, 2021 includes a paragraph that explains that the Company has experienced recurring operating losses and has an accumulated deficit during the development stage of $3,821,212.

We need to raise substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations.

As we are currently in development-stage and pre-revenue, the Company expects that it will need additional meet our financial obligations and cash needs, and to allow us to achieve our objectives and implement our business plan, unless and until we attain meaningful revenue-generating operations, of which we cannot assure. We may seek these funds through a combination of private and public equity offerings, debt financings, loans, government grants, strategic collaborations and licensing arrangements. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern. Our audited financial statements included in this report have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to curtail or cease operations.

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

Raising additional capital may cause additional dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholder’s current ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect current shareholders rights.

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

We do not intend to pay dividends for the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. If and when we generate revenue and become profitable, we may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

RISKS RELATING TO OUR BUSINESS OPERATIONS

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

The Company is completing its research and development on its CSDS cardiovascular diagnostic system technology and device. There are many factors which may delay or prohibit the completion of the development of the CSDS product including lack of funds or failure of the product to meet operational expectations. There is no assurance that the CSDS product will meet the Company’s expectations for operations or for marketability.

We expect to be heavily dependent on the success of our CSDS product, including obtaining regulatory approval to market it in the United States as well as other jurisdictions, all of which is subject to significant risk.

The CSDS’ marketability will be subject to significant risks associated with successfully completing our FDA 510(k) application and commercializing the CSDS if and when it receives regulatory approval, including:

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

If we are not able to provide our technology with successful updates, enhancements, and improvements, our business could be adversely affected.

If we are unable to provide enhancements and new features for our technology and services that achieve market acceptance or that keep pace with rapid technological developments and the competitive landscape, our business could be adversely affected. The success of new updates and enhancements depends on several factors, including the timely delivery, introduction and market acceptance of such technology and related upgrades. Failure in this regard may significantly impair our revenue growth. We will need to continuously modify and enhance our technology to keep pace with changes in Internet-related hardware, operating systems, cloud infrastructure, and other software, communication and source technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of potential new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in end-user dissatisfaction, and adversely affect our business.

Defects or disruptions in our planned services and products along with changes in reimbursement rates and procedures could diminish demand, delay or defer collection cycles for accounts receivable and subject us to substantial liability.

Because our CSDS is complex and our intended future products and services may be complex, our services may be subject to errors and our products may have defects that are identified after use that could result in unanticipated downtime for our customers and harm our reputation and our business. Defects and errors in the CSDS (and/or any of our anticipated future products and services) may be detected in the future. In addition, our customers may use products and services in unanticipated ways that may cause a disruption in service or product use. Since our prospective customers will be healthcare professionals and they will use our products and services for important aspects of their practices and potential patient outcomes, any errors, defects, disruptions in service or other performance problems with our anticipated products or services could hurt our reputation and may damage our customers’ practices. Furthermore, our prospective customers are physician and healthcare profession facilities who rely on health care programs, such as Medicare, for medical procedures performed and medical devices used in their practices and are subject to changes in coverage and reimbursement rules and procedures, including retroactive rate adjustments. These contingencies could materially decrease the range of physician services and products covered by such programs or the reimbursement rates paid. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, all of which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, create substantial doubt on account collectability or the expense and risk of litigation.

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

We intend to protect our proprietary position by filing patent applications in the United States and in other countries, with respect to the CSDS and such other future products which are important to our business, to the extent they are patetentable. Patent prosecution is expensive and time consuming. We may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development activities before it is too late to obtain patent protection.

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

We also cannot assure you that our trade secrets and other confidential proprietary information, if any, will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets and intellectual property could impair our competitive position and may have a material adverse effect on our business. We intend to maintain, protect and defend our intellectual property from any such misappropriations. Such intellectual property maintenance and protection will generally be costly to the Company to implement and secure. Additionally, if the steps taken to maintain our trade secrets and intellectual property are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. Any of the foregoing could significantly harm our business, results of operations and prospects.

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

We may be subject to claims that others may have an interest in or right to compensation with respect to our current products and future products as an inventor or co-inventor. As such, litigation could be necessary to defend against these and other claims challenging inventorship or claiming the right to compensation. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. The Company currently has only one product in final testing. The three current employees of the Company have not waived any rights to compensation they may have with respect to the inventorship of the CSDS system, and they may be able to assert claims for compensation with respect to our future revenue. As a result, we may receive less revenue from future products if such claims are successful which in turn could impact our future profitability, business, results of operations and prospects. The Company intends to make such waivers as part of any future employment agreements.

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

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

We rely on third parties to conduct certain elements of our FDA 510(k) application process and may be hindered in our efforts to seek regulatory approval if they do not perform.

We rely on third parties to conduct certain elements of our FDA 510(k) application process and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize the CSDS and/or any of our other future products.

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

RISKS RELATED TO COMPETITION

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

Increased competitive pressures are expected to require us to commit resources to marketing efforts, which will adversely impact our margins and profitability. We face significant challenges as a new entrant into the industry including a short operating history in the medical technology industry, which is continuously evolving. We are still in the development stage and have no experience as an organization in volume manufacturing of medical devices. We cannot assure you that we will be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass produce products. Further, as a result of being new entrants in medical technology market, we may experience increased competition for components and other parts of our products, which may have limited or single-source supply. There can be no assurance that we will be able to compete effectively with existing providers in our markets or that new competitors will not enter into our markets. These existing and new competitors may have greater financial and other resources than ours. Increased competition could also make it more difficult for us to expand our business. If we fail to adequately address any or all of these risks and challenges, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

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

It is uncertain to what extent the government, private health insurers and third-party payors will approve insurance coverage or provide reimbursement for the testing done using the products we intend to distribute. Availability for such reimbursement may be further limited by an increasing uninsured population and reductions in Medicare and Medicaid funding in the United States.

To the extent that health care providers cannot obtain insurance coverage or reimbursement for services or testing using medical device and/or other healthcare products, they may elect not to provide that testing, therapies and products to their patients and, thus, may not need our products or services. Further, as cost containment pressures are increasing in the health care industry, government and private payors may adopt strategies designed to limit the amount of reimbursement paid to health care providers.

Federal health care programs, such as Medicare, are subject to changes in insurance coverage and reimbursement rules and procedures, including retroactive rate adjustments. These contingencies could materially decrease the range of products covered by such programs or the reimbursement rates paid directly or indirectly to physicians, or could significantly influence the products that physicians and healthcare organizations buy. To the extent that any health care reform favors the reimbursement of other product and services over products and services the Company provides, such reform could affect our ability to sell our products and services, which may have a material adverse effect on our revenues.

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

Additionally, and more specifically insurance reimbursements and reimbursement rates for Peripheral Arterial Disease (PAD) procedures are currently under review and a negative change could drastically affect the Company’s ability to successfully and profitably distribute our technologies to physicians which could further result in the discontinuance of that business segment.

RISKS RELATED TO MANAGEMENT OWNERSHIP AND RESOURCES

The Company’s executive officers currently own 59% and directors may substantially influence shareholder votes.

Management of the Company currently owns 2,090,000 shares of the 3,518,517 shares outstanding (59%) which is a controlling interest of the Company. As such management has the ability to exercise enhanced control and influence over the approval process for actions that require stockholder approval, including the approval of mergers, sales of assets or other significant corporate transactions or other matters submitted for stockholder approval.

Our future success depends in part on our ability to retain our senior management team and to attract, retain and motivate other qualified personnel.

We are highly dependent on the services of Hank Tucker, the Chief Executive Officer of the Company. Mr. Tucker is also responsible for the research and development of the CSDS system. The loss of the services of the Mr. Tucker or any other person may adversely impact the completion of the testing of the CSDS system. Mr. Tucker will be responsible for the development of future products to be offered by the Company and securing the appropriate personnel to effect such research and development. Although Mr. Tucker is a major shareholder of the Company, there can be no assurance that he may elect to leave the employment by the Company. Currently there is a shortage of skilled personnel in our industry, which is likely to continue for the foreseeable future and replacing Mr. Tucker as well as hiring additional personnel would present a challenge for the Company. The inability to recruit and retain qualified personnel, or the loss of the services of Mr. Tucker or any members of the Company’s management without proper replacement, may impede the progress of our research, development and commercialization objectives.

RISKS RELATED TO GOVERNMENT REGULATION

Our medical technology is subject to extensive government regulation, which may require us to incur significant expenses to ensure compliance. Our failure to comply with those regulations could have a material adverse effect on our results of operations and financial condition.

Our technology is classified as a medical device and is subject to extensive regulation in the United States by the FDA and by comparable government agencies in other countries. The regulations govern the development, design, approval, manufacturing, labeling, importing and exporting and sale and marketing of our medical products. These regulations are also subject to future change. Failure to comply with applicable regulations and quality assurance guidelines could lead to manufacturing shutdowns, product shortages, delays in product manufacturing, product seizures, recalls, operating restrictions, withdrawal or suspension of required licenses, and prohibitions against exporting of products to, or importing products from, countries outside the United States.

We could be required to expend significant financial and human resources to remediate failures to comply with applicable regulations and quality assurance guidelines. Any one or more of these events could have a material adverse effect on our business, financial condition and results of operations.

In the United States, before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we must first receive either 510(k) clearance or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that our proposed product is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. The PMA pathway requires us to demonstrate the safety and effectiveness of the device based, in part, on data obtained in human clinical trials. Similarly, most major markets for medical devices outside the United States also require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory clearances and approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming, and clearances and approvals might not be granted for new products on a timely basis, if at all. In addition, once a device has been cleared or approved, a new clearance or approval may be required before the device may be modified or its labeling changed. The regulatory clearance and approval process may result in, among other things, delayed realization of product revenues, in substantial additional costs or in limitations on indicated uses of products, any one of which could have a material adverse effect on our financial condition and results of operations.

The design, manufacture and marketing of medical devices and other healthcare technologies of the type we intend to develop and/or distribute entail inherent risks. There are a number of factors that could result in an unsafe condition including quality issues, component failures, manufacturing flaws, unanticipated or improper uses of the products, design defects or inadequate disclosure of product-related risks or product-related information. Any of these issues could lead to a recall of, or safety alert relating to, one or more of the products we distribute. Any recall, whether voluntary or required by the FDA could result in significant costs and significant negative publicity. Negative publicity regarding a quality or safety issue, whether accurate or inaccurate, could reduce market acceptance of – and demand for – our products, harm our reputation, result in the loss of customers, lead to product withdrawals and/or harm our ability to successfully launch and market in the future. The foregoing problems could also result in enforcement actions by state and federal governments or other enforcement bodies, or product liability claims or lawsuits including those being brought by individuals or by groups seeking to represent a class or establish multi-district litigation proceedings, and a material adverse effect on our business, results of operations, financial condition and/or liquidity.

The healthcare industry is highly regulated. Any material changes in the political, economic or regulatory environment that affect the practices and operations of healthcare organizations, or that lead to consolidation in the healthcare industry, could reduce the funds available to providers to purchase our products and services or otherwise require us to modify our services.

Our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly, as well as our ability to increase the number of products and services that we provide. The healthcare industry is highly regulated by federal and state authorities and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions affect the purchasing practices, operations and the financial health of healthcare organizations. In particular, changes in regulations affecting the healthcare industry, such as increased regulation of the purchase and sale of medical products, tariffs, new quality measurement and payment models, data privacy and security, government price controls, modification or elimination of applicable regulatory safe harbors, regulation of third-party administrators or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications of our products and services, result in delays or cancellations of orders or reduce funds and demand for our products and services.

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, or the “Affordable Care Act” was designed to expand access to affordable health insurance, control healthcare spending and improve healthcare quality. Additionally, many states have adopted or are considering changes in healthcare laws or policies in part due to state budgetary shortfalls.

The Affordable Care Act has been through distinct and different administrations causing significant re-direction of government policies and resulting uncertainties that continue to advance new reforms related to value-based payment, the physician payment system, provider and supplier price transparency, drug pricing, tariffs and the structure of healthcare regulation, which are apart from changes to the Affordable Care Act. Taken together, this environment has created significant uncertainty on the overall outlook for the Affordable Care Act, directions in state laws that also impact healthcare providers, as well as new regulatory challenges. Any new reimbursement methodologies and mechanisms adopted by Medicare, Medicaid or other commercial third-party payors as a direct or indirect result of the Affordable Care Act and any reform could have an adverse impact on the demand and reimbursement for our products and services. This environment creates risks for healthcare providers and our products that could adversely affect our business and financial performance.

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

RISKS RELATED TO COVID-19

Our financial condition and results of operations may be materially and adversely affected by the ongoing coronavirus (“COVID-19”) pandemic, reoccurrences of COVID-19 or similar pandemics, or other future widespread public health epidemics.

COVID-19 constitutes a global pandemic that has spread throughout the United States and much of the rest of the world. In addition to those who have been directly affected, millions more have been affected by government and voluntary efforts around the world to slow the spread of the pandemic through quarantines, travel restrictions, business shut-downs, heightened border security and other measures. The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions to contain it or treat its impact, including the timing, development and deployment of vaccines, or reoccurrences of COVID-19 or similar pandemics.

As a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including, but not limited to:

●	Changes in the demand for our products and services. We may experience demand uncertainty from both significant increases and decreases in demand as a result of COVID-19. There has been a significant increase in demand for personal protective equipment (“PPE”), drugs and other supplies directly related to treating and preventing the spread of COVID-19. However, either voluntarily or due to government orders or advisories, patients, hospitals and other medical facilities may defer elective procedures and routine medical visits during the crisis, which can create a significant decline in the demand for supplies and services not related to COVID-19. The extent to which these impacts on demand, and the effect that they will have on our business and operating results, will depend upon future developments that are highly uncertain and cannot be accurately predicted.

●	Limited access to facilities may impact our ability to fulfill our contractual requirements. Healthcare facilities have experienced reduced or limited access for non-patients, consultants and other professionals, and travel restrictions may impact our employees’ ability to travel to healthcare facilities. The long-term continuation, or any future recurrence of these circumstances may negatively impact the ability of our employees to more effectively deliver existing or sell new products and services to and could affect our performance on and fulfillment of contracts.

●	Materials and personnel shortages and disruptions in supply chain, including manufacturing and shipping. The global supply chain could be significantly disrupted due to stay at home orders, border closings and rapidly escalating shipping costs. Staffing or personnel shortages due to shelter-in-place orders and quarantines could impact and, in the future, may impact us and our suppliers. In addition, due to unprecedented demand during the COVID-19 pandemic, there are widespread shortages in certain product categories. Failure of our suppliers, contract manufacturers, distributors, contractors and other business partners to meet obligations to our end-users or to us, or significant disruptions in their ability to do so due to their own financial or operational difficulties, may adversely impact our operations.

●	Requests for contract modifications, payment deferrals or exercises of force majeure clauses. We may receive requests for contract modifications, payment waivers and deferrals, payment reductions or amended payment terms from our contract counterparties. We may receive requests to delay service or payment. In addition, we may receive requests from our suppliers for increases to their contracted prices, and such requests may be implemented in the future. In addition, we may not be able to source materials or supplies from alternative suppliers on commercially reasonable terms, or at all.

●	Overall economic and capital markets decline. The impact of the COVID-19 pandemic could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit demand for all products and services and cause other seen and unforeseen events and circumstances, all of which could negatively impact us. The continued spread of COVID-19 could lead to severe disruption and volatility in the United States and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future.

●	Managing the evolving regulatory environment. In response to COVID-19, federal, state and local governments are issuing new rules, regulations, changing reimbursement eligibility rules, orders and advisories on a regular basis. These government actions can impact us and our end-users and suppliers.

The ultimate impact of COVID-19, recurrences, or similar pandemics on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of any pandemic and the related length of its impact on the United States and global economies, which are uncertain and cannot be predicted at this time. The impact of the COVID-19 pandemic, recurrences, or future similar pandemics may also exacerbate many of the other risks described in this “Risk Factors” section. Despite our efforts to manage these impacts, their ultimate impact depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and actions taken to contain its spread and mitigate its public health effects. The foregoing and other continued disruptions in our business as a result of COVID-19 could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities.

GENERAL BUSINESS RISKS

We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we are subject to an extensive regulatory regime, requiring us, among other things, to maintain various internal controls and facilities and to prepare and file periodic and current reports and statements, including reports on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Complying with these requirements are costly and time consuming. We need to retain additional employees to supplement our current finance staff, which we may not be able to do unless we obtain additional funding or financing, or at all. In the event that we are unable to demonstrate compliance with our obligations as a public company in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by the SEC and other regulatory authorities, and investors may lose confidence in our operating results and the price of our shares could decline.

Directors’ liability for breach of fiduciary duties to the Company is limited.

Our certificate of incorporation substantially limits the liability of directors to the Company and its shareholders for breach of fiduciary and other duties to the Company. Notwithstanding the foregoing, it is the position of the SEC that such limitation is not enforceable.

We may be subject to significant liability claims and litigation, including potential exposure from the use of our product candidates, and our insurance may be inadequate to cover claims that may arise.

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

RISKS RELATED TO OUR STOCK TRADING MARKET

There is currently no trading market for our common stock, which could make it difficult for shareholders to liquidate an investment in our common stock, in a timely manner.

The Company’s common stock does not trade and is not quoted in any market, we have no established market-makers and there is currently no market for our shares. Therefore, it may be difficult for shareholders to sell shares of Company common stock if they desire or need to sell them thereby increasing their market risk. We cannot provide any assurance that an active and liquid trading market in our common stock will develop or, if developed, that such market will continue.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

DESCRIPTION OF PROPERTY

The Company rents office space at 1393 Veterans Memorial Highway, Suite 100S, Hauppauge, New York. These offices are used as the Company’s corporate headquarters, and all management and administration activities of the Company are conducted out of this location. The Office Lease Agreement expires on November 30, 2027. Our management believes that our facilities are adequate for our needs for the foreseeable future.

Item 3. Legal Proceedings

We are not currently party to any legal proceedings. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and outcomes may not be predictable. An adverse result in any litigation in which we may become involved may harm the Company’s business.

Item 4. Mine Safety disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company filed a Form S-1 with the SEC in January 2019 which was declared effective on October 2019 which registered the offering and sale of a minimum of 100,000 shares and a maximum of 2 million shares of our common stock; and we registered our shares to become a reporting company under Section 12(g) of the Securities Exchange Act of 1934. There is no established public trading market for our common stock. Quotations for the common stock of the Company are not yet available and the Company anticipates being listed on the OTC Markets. Upon successful listing or quotation of our securities, the historical market prices of our common stock can be reported, in which such reported prices will be based on inter-dealer bid and ask prices, without markup, markdown, commissions, or adjustments, which may not represent actual transactions.

As of January 31, 2022, there were approximately 43 holders of record of our common stock.

Since inception, no dividends have been paid on the common stock.  The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Equity Compensation Plan Information

As of October 31, 2021, we do not have any securities authorized for issuance under any equity compensation plans and further, we currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

Common Stock

On October 18, 2018, the Company issued 2,000,000 shares of common stock to Hank Tucker as founder shares in connection with formation of the Company, for $200 (or $0.0001 per share). The above referenced securities were issued in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On October 18, 2018, the Company issued 90,000 shares of common shares to two executive employees and a director (30,000 shares each) as compensation for services, valued at $4,200 (or $0.14 per share) per person. The above referenced securities were issued in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On October 29, 2018, the Company issued 1,428,571 shares of common stock to a related party entity, New World Technologies, Inc., a Nevada corporation (“New World (Nevada)”) pursuant to a stock purchase agreement through a private placement for an aggregate purchase price of $200,000 (or $0.14 per share) in cash. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On January 14, 2021, the Company entered into a stock purchase agreement to issue and sell 100,000 shares of common stock to New World (Nevada) pursuant to a stock purchase agreement through a private placement for an aggregate purchase price of $500,000 (or $5.00 per share) in cash. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws. These shares are still to be issued and recorded as a liability for common stock to be issued.

On March 5, 2021, the Company entered into a stock purchase agreement to issue and sell 50,000 shares of common stock with to New World (Nevada) pursuant to a stock purchase agreement through a private placement for an aggregate purchase price of $250,000 (or $5.00 per share) in cash. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws. These shares are still to be issued and recorded as a liability for common stock to be issued.

On April 1, 2021, the Company entered into a marketing services agreement in which 500,000 shares of common stock are to be issued for services valued at $2,500,000 (or $5 per share). An amendment to this marketing services agreement was entered into November 10, 2021. The above referenced securities were offered in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws. These shares are still to be issued and recorded as a liability for common stock to be issued.

On May 10, 2021, the Company entered into a business advisory services agreement in which 25,000 shares of common stock valued at $125,000 (or $5 per share) are to be issued. The above referenced securities were offered in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws. These shares are still to be issued and recorded as a liability for common stock to be issued.

Item 6. Reserved.

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

During December 2020, the Company has entered negotiations with a related party to acquire and obtain certain technology and related assets along with cash and the assumption of certain obligations and liabilities. The Company believes this technology is ground breaking and anticipates it will serve as the foundation of the Company’s owned technologies for further development, distribution and revenue realization. The Company continues to negotiate and is actively working with the related party to close the transaction.

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

The Company entered into a marketing services agreement with a professional marketing firm to establish a global marketing strategy that includes e-marketing, awareness, branding and digital media during April 2021 which was amended in November 2021. The Company anticipates a global exposure initiative led by this firm will help advance the business significantly. The Company anticipates this initiative will be launched by the end of first calendar quarter of 2022.

During May, 2021 the Company entered into a business advisory services agreement to assist the Company with establishing a global strategy within current international business, healthcare and finance standards of industry and practice. The Company anticipates a global exposure initiative to be launched by the end of first calendar quarter 2022, and in conjunction with its engaged marketing professionals, will help advance the business significantly.

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

In 2018, the United States Securities and Exchange Commission (“SEC”) adopted a release, “Disclosure Update and Simplification” which includes a new requirement that companies must present a reconciliation of changes in stockholders’ equity as a separate statement or footnote in interim financial statements. The SEC made this change by incorporating the requirements of Rule 3-04of Regulation S-X in the SEC’s interim financial reporting rules. The Company reports its Statement in Changes in Stockholder’s Deficit with the Company’s financial statement reports provided within its interim reporting. These changes were effective November 1, 2018 (fiscal 2019).

Results of Operations

Results for the twelve months ended October 31, 2021 compared to the twelve months ended October 31, 2020.

Revenue. As the Company is in its early development stage, the Company had no revenue for the twelve months ended October 31, 2021 and no revenue for the period ending October 31, 2020. The Company met with start-up challenges during 2021 and 2020 as it continues to work towards establishing a fundamental core of technology, products and distribution channels as well as continually researching new products, technologies and services. In connection with the launch, the Company continues to look to obtain and secure new executive management team members, Board members and strategic alliances to bring additional industry experience and expertise in accomplishing the Company’s current goals. The Company also continues its capital raising efforts.

Operating expenses: Payroll, consulting, and professional fees aggregated $3,091,000 for the twelve months ended October 31, 2021 compared to $214,600 for the period ended October 31, 2020, an increase of $2,876,400 or 1,340.35%. The increase was primarily due to certain executive officer compensation beginning in fiscal 2019 and related contractual rate increases each subsequent year along with the engaging of a professional marketing and advertising firm and the engaging of an international advisory consultant in fiscal 2021. The Company also entered into services agreements with consultants and payments are made according to the terms of those agreements. The Company entered an employment agreement, as amended with a certain key officer and payments are made according to the terms of the agreement. The Company anticipates it will retain key management team members and board members as well as various individuals and companies for various consults and services. The Company also continues seeking and engaging new key management team members, board members and staff as well as consultants and advisors during fiscal 2022.

Rent: Rent expenses for the twelve months ended October 31, 2021 was $123,284 compared to $35,716 for the period ended October 31, 2020, an increase of $87,568 or 245.18%. The increase is primarily due to the Company exiting its existing lease and entering into a new lease for new, larger office space within the same business complex the Company is currently located at in Hauppauge, NY. The new space will be approximately 4,250 square feet and will now serve as the location for the Company’s new Corporate Headquarters, including office space, product demonstration space and meeting rooms used to conduct business and help advance operations. The Company further entered into a Commencement Date Agreement with the landlord, amending the actual lease commencement date to September 2020 with rent payments commencing December 2020.

General and Administrative. General and administrative expenses for the twelve months ended October 31, 2021 aggregated $154,640 compared to $51,751 for the period ended October 31, 2020, an increase of $102,889 or 198.82%. The increase was primarily related to the Company incurring certain travel and related expenses as a result of efforts to support and advance the Company’s business during the twelve months ending October 31, 2021. The Company continues to ramp up operations, and expenses include banking fees of $660, utilities of $4,408, accounting fees of $19,640, legal fees of $38,500, stock transfer fees of $7,055, marketing/advertising of $6,413 and travel and related of $40,538 during the twelve months ending fiscal year 2021. The Company anticipates continuing to incur certain operational expenses including insurance policies and coverages, telephone and telecommunications services, regulatory fees and other administrative expenses as well. We also anticipate continuing to incur travel, entertainment, meals, marketing and related expenses to support and advance the business, raise additional capital and secure management and staff members through fiscal 2022 as the Company continues to establish its medical technology and device research, development and distribution business.

Depreciation and Amortization. There is no depreciation or amortization expenses for the twelve months ended October 31, 2021 and the period ended October 31, 2020. The Company anticipates it will procure certain fixed assets and related capital expenditures over approximately the next year as the Company continues to establish its medical technology and device research, development and distribution business.

Income Taxes. No provision for income taxes has been recorded for the twelve months ended October 31, 2021 and the period ended October 31, 2020.

Net Loss. The net loss for the twelve months ended October 31, 2021 was ($3,354,512) compared to the net loss of ($302,607) for the period ended October 31, 2020. The Company had a loss per weighted average common share outstanding of ($0.95) for the period ended October 31, 2021 compared to ($0.09) for the period ended October 31, 2020.

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

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for October 31, 2021 and 2020:

Category	October 31, 2021	October 31, 2020
Net cash used in operating activities	$(488,333)	$(88,843)
Net cash used in investing activities	-	-)
Net cash provided by financing activities	$750,000	$-

Cash flows for the twelve months ended October 31, 2021 compared to the period ended October 31, 2020: For the twelve months ended October 31, 2021, the Company incurred a net loss of ($3,354,512). Net cash used in operating activities was ($488,333), net cash used in investing activities was $-0- and net cash provided by financing activities was $750,000. For the period ended October 31, 2020, the Company incurred a net loss of ($302,607). Net cash used in operating activities was ($88,843), net cash used in investing activities was $-0- and net cash provided by financing activities was $-0-.

Working Capital Information

The following table presents a summary of our working capital:

Category	October 31, 2021	October 31, 2020
Current assets	$262,368	$701
Current liabilities	3,834,374	247,123)
Working capital (deficit)	$(3,572,006)	$(246,422)

As of October 31, 2021, the Company had a working capital deficit of ($3,572,006) compared to a working capital deficit of ($246,422) at October 31, 2020, or an increase in working capital deficit of $3,325,584 primarily due to a net increase of $261,1667 in cash as a result of certain financing activities and certain operating, selling and administrative expenses and a net increase of current liabilities of $3,587,251 primarily as a result of certain financing activities, certain officer compensation and related increase, and the engaging of professional consultants and advisors.

The Company also expects to continue its capital raising efforts through fiscal 2022. The Company’s capital raising efforts are now further enhanced and supported with the SEC’s declaration of the Company’s registration of common securities effective in October 2019. The Company expects to utilize its securities and this new platform to enhance capital raise efforts and needs, supplementing these efforts through the engagement and retention of more formalized investor and public relations professionals, holding financial and technology roadshows, and the engagement of other marketing and securities professional firms.

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

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of New World Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of New World Technologies, Inc. (the “Company”) as of October 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

March 3, 2022

NEW WORLD TECHNOLOGIES, INC.

BALANCE SHEET

	OCTOBER 31,	OCTOBER 31,
	2021	2020

ASSETS

CURRENT ASSETS
Cash	$262,368	$701
Accounts receivable	-	-
Prepaid expenses	-	-
Total Current Assets	262,368	701

Fixed assets, net	-	-

OTHER ASSETS
Security deposits	-	-
Total Other Assets	-	-

Long-term Assets - Operating Lease Right of Use Asset	525,101	126,249

TOTAL ASSETS	$787,469	$126,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$459,374	$247,123
Current portion of notes payable	-	-
Liability for common stock to be issued	3,375,000	-
Liability for preferred stock to be issued	-	-
Total Current Liabilities	3,834,374	247,123

Long-term Liabilities - Operating Lease	561,257	133,477

TOTAL LIABILITIES	4,395,631	380,600

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,518,571 and 3,518,571 shares issued and outstanding, respectively	352	352
Additional paid in capital	212,698	212,698
Accumulated Deficit	(3,821,212)	(466,700)
Total Stockholders’ Equity	(3,608,162)	(253,650)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$787,469	$126,950

The accompanying notes are an integral part of these financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

	YEAR ENDED	YEAR ENDED
	OCTOBER 31, 2021	OCTOBER 31, 2020

REVENUE	$-	$-

OPERATING EXPENSES
Payroll, consulting and professional fees	3,091,000	214,600
Rent	123,284	35,716
Selling, general and administrative	154,640	51,751
Depreciation and amortization	-	-
Cost of Device Units	-	-
	3,368,924	302,067

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(3,368,924)	(302,067)

OTHER INCOME (EXPENSE)
Gain on Operating Lease Termination	14,412	-
	14,412	-

LOSS BEFORE INCOME TAXES	(3,354,512)	(302,067)

INCOME TAXES	-	-

NET LOSS	$(3,354,512)	$(302,067)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	3,518,571	3,518,571

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$(0.95)	$(0.09)

The accompanying notes are an integral part of these financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

	YEAR ENDED	YEAR ENDED
	OCTOBER 31, 2021	OCTOBER 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,354,512)	$(302,067)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Share-based compensation	2,625,000	-
Gain on Operating Lease Termination	(14,412)	-
Reduction of right of use asset, net - Operaitng lease	36,156	1,056

Change in operating assets and liabilities
Prepaid expenses	-	-
Accounts receivable	-	-
Accounts payable and accrued expenses	219,435	212,168
Total adjustments	2,866,179	213,224
Net cash used in operating activities	(488,333)	(88,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	-	-
Acquisition of fixed assets	-	-
Disposition of fixed assets	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	750,000	-
Proceeds received from notes payable	-	-
Repayments of notes payable	-	-
Net cash provided by financing activities	750,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	261,667	(88,843)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	701	89,544

CASH AND CASH EQUIVALENTS - END OF PERIOD	$262,368	$701

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$3,701	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$-	$-
Issuance of preferred stock for liability of stock to be issued	$-	$-

The accompanying notes are an integral part of these financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - October 31, 2020	-	$-	3,518,571	$352	$212,698	$(466,700)	$(253,650)

Shares issued under agreements with consultants and employees	-	-	-	-	-	-	-

Shares issued for services rendered and liability for stock to be issued			-	-	-		-

Net loss for the year ended October 31, 2021	-	-	-	-	-	(3,354,512)	(3,354,512)

Balance - October 31, 2021	-	$-	3,518,571	$352	$212,698	$(3,821,212)	$(3,608,162)

Balance - October 31, 2019	-	$-	3,518,571	$352	$212,698	$(164,633)	$48,417

Shares issued under agreements with consultants and employees	-	-	-	-		-	-

Shares issued for services rendered and liability for stock to be issued							-

Net loss for the year ended October 31, 2020	-	-	-	-	-	(302,067)	(302,067)

Balance - October 31, 2020	-	$-	3,518,571	$352	$212,698	$(466,700)	$(253,650)

The accompanying notes are an integral part of these financial statements.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2021 and 2020

1.	NOTE 1 – BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2021 and 2020

Recently Issued Accounting Standards

The Financial Accounting Standards Board and the Securities Exchange commission have issued certain accounting standards updates and regulations that will become effective in subsequent periods. Except for the changes discussed below, management does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect in 2021 and 2020, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2021 and 2020

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

Changes in Stockholder’s Equity

In 2018, the US Securities and Exchange Commission (“SEC”) adopted a release, “Disclosure Update and Simplification” which includes a new requirement that companies must present a reconciliation of changes in stockholders’ equity as a separate statement or footnote in interim financial statements. The SEC made this change by incorporating the requirements of Rule 3-04 of Regulation S-X in the SEC’s interim financial reporting rules. The Company reports its Statement in Changes in Stockholder’s Deficit with the Company’s financial statement reports provided within its interim reporting. These changes will be effective November 1, 2018 (fiscal 2019).

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2021 and 2020

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

The Company does not have any classes or series of preferred stock designated.

3.	NOTE 3 – INCOME TAXES

The Company files U.S. federal and state of New York tax returns that are subject to audit by tax authorities beginning with the calendar year ended December 31, 2018. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

4.	NOTE 4 – COMMITMENTS

Lease Agreement

Our current operating lease right-of-use asset and operating lease liability represent our lease for office space used to conduct our business. As of October 31, 2021, the Company is not party to any finance leases. The lease has a remaining lease term of 7 years. The components of lease expense for the years ended October 31, 2021 and 2020 were as follows:

	October 31,	October 31,
	2021	2020
Operating lease cost (cost resulting from lease payments)	$101,151	$23,630
Operating lease expense	123,284	35,716

The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the Small Business Administration (“SBA”) 7(a) loan incremental borrowing rates. The Company’s discount rate and lease term remaining on its lease liability is approximately 5.50% and 7 years, respectively. The Company had net operating cash flows from the operating lease of $36,156 and $1,056 related to the lease for the years ended October 31, 2021 and 2020, respectively.

As of October 31, 2021 and 2020, the Company’s right-of-use assets are $525,101 and $126,249, respectively, which are reported in other long-term assets in the Company’s balance sheets. As of October 31, 2021 and 2020, the Company has outstanding lease obligations of $561,257 and $133,477 respectively, which are reported in long-term obligations in the Company’s balance sheets.

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2021 and 2020

Maturities of aggregate operating lease liabilities as of October 31, 2021 were as follows:

2022	$106,000
2023	106,000
2024	106,000
2025	106,000
2026	106,000
Thereafter	$115,000
Total minimum lease payments	$645,000
Imputed interest	$(118,000)
Total	$527,000

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

$123,284 and $35,716 in rental expense has been charged to operations for the years ended October 31, 2021 and 2020, respectively. Rental expense is accounted for on the straight-line method.

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2021 and 2020

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2021 and 2020

5.	NOTE 5 – CREDIT RISK AND OTHER CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash with high credit quality financial institutions. At times, such cash and cash equivalents may exceed the FDIC insured limit of $250,000.

There are no accounts receivable concentrations and no revenue concentrations at October 31, 2021 and 2020.

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

COMMITMENTS

Marketing Services Agreement

In November, 2021 the Company entered into an addendum to the marketing services agreement it entered into during April, 2021 to establish a global marketing strategy that includes e-marketing, awareness, branding and digital media. The Company anticipates a global exposure initiative led by this firm to now be launched by the end of first calendar quarter 2022. According to the terms of the addendum, the Company will compensate the consultant with a first payment period estimated to be during the first calendar quarter 2022 at $50,000 per month with 500,000 restricted common shares, which have already been recorded as a liability for common stock to be issued in conjunction with the original agreement. These restricted common shares to be issued were valued at $2,500,000 and shall now be issued on the Company’s first day of trading as a registered public company. Additionally, according to the terms of the Addendum, no fees are due or owing under the original agreement. A second payment period shall commence when the Company becomes publicly trading for three (3) consecutive months and the Company completes an IPO capital raise, as defined, in which the Company will then compensate the consultant at $100,000 per month for the remainder of the term. The term of the agreement has an initial term of 36 months which shall commence following the Company completing an IPO capital raise, as defined, and the Company becoming a registered publicly trading company and shall automatically renew for an additional 12 months unless either party provides thirty days written notice to the other of intent to cancel or non-renew.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2021 and 2020

Marketing Services Agreement

In November 2021, the Company entered into a marketing services agreement with a professional marketing firm to establish a marketing strategy for e-marketing, awareness, social media platforms, branding, digital media and on-line presence. The Company anticipates these services to be an integral part of its global exposure initiative. According to the terms of the agreement, the Company will compensate the consultant $5,000 per month for the first 12 months. Additionally, the Company can invite the consultant to manage and further participate in additional projects. Such projects shall be by invitation only from the Company to the consultant with acceptance by the consultant at its own sole discretion. The term of the agreement is 12 months with termination by either party with 30 days written notice to the other of intent to cancel.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2021 and identified a material weakness in internal control over financial reporting as of that date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework. Because of the material weakness described below, management concluded that, as of October 31, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal year ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and officers

As of October 31, 2021, the executive officers and directors of the Company were as follows:

Name	Age	Date of Appointment	Positions
Hank Tucker	61	2018	Chief Executive Officer, President, Secretary, Treasurer and Chairman
Andrew Fitzpatrick	60	2018	Chief Operating Officer and Director
Richard Gonsalves	61	2018	Chief Financial Officer
Oakley J. Gentry	52	2018	Director

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

Mr. Tucker also has expertise and leadership experience in the computer technology industries, including the development of complete, full service software programming, hardware builds and configurations and complete integrated system solutions. Prior to joining the Company in October, 2018, Mr. Tucker worked for the following companies in the capacities indicated:

Mr. Tucker served as Chief Executive Officer, Product and Business Development of Pro-Management Services, Inc., Westhampton Beach, New York, from July 2004 to 2018, where he provided extensive experience, leadership and creativity in product development, production and distribution. Mr. Tucker successfully led initiatives of production including processes and infrastructures involved in producing, processing, packaging, transporting, marketing, consumption, and disposal. He has also grown market penetration and bolstered revenues through sales, marketing and business to business programs including online initiatives, wholesale, retail and regional distribution efforts. Under his leadership and vision, Mr. Tucker successfully assembled a team that collectively pioneered, designed, engineered and manufactured an oral medication (tablets and capsules) delivery device and system. This delivery system effectively and efficiently assisted patients and their care givers to the monitoring and compliance of taking prescribed medications. Mr. Tucker worked closely with major pharmacy chains and pharmaceutical companies in successfully improving and enhancing their compliance programs by incorporating and utilizing his technology while simultaneously providing consultation based on his experience and expertise in product development and roll out. He solidified strategic alliances with and successfully sold his technology nationally through CVS and Cardinal Health, as well as other national and regional companies.

Andrew Fitzpatrick serves as the Company’s Chief Operating Officer and a Director. Mr. Fitzpatrick has superior leadership and analytics skills, including job costing, projections and forecasts, budgeting and risk analysis, cultivated and refined as a result of his extensive experience in leadership capacities in the petroleum industry for more than 30 years. Prior to joining the Company in October, 2018 and currently, Mr. Fitzpatrick works and worked for the following companies in the capacities indicated:

Since June 2015 and concurrently while working for the Company, Mr. Fitzpatrick has worked for Valero Energy Corporation, San Antonio, Texas, a Fortune 50 international manufacturer and marketer of transportation and other petrochemical products, serving as Territory Manager. In this capacity, Mr. Fitzpatrick provides superior management and leadership through his extensive industry experience of over 30 years and is responsible for commanding over 200 client locations in the Northeast. He has a proven track record in leading multi-location operations, including growth and expansion efforts, spearheading the establishment, opening, and development of current and future facilities. Additionally, Mr. Fitzpatrick provides superior leadership and analytics, including job costing, projections and forecasts, budgeting and risk for unbranded gasoline transactions, prompting deals off of the New York Mercantile Exchange (NYMEX), the largest commodity futures exchange market in the world.

From July 2009 to June 2015, Mr. Fitzpatrick served as Senior Wholesale Marketing Manager for Global Companies LLC, Waltham, Massachusetts, a subsidiary of a Fortune 500 master limited partnership that owns and/or controls one of the largest networks of refined petroleum products in the Northeast with 1,500 locations. In this capacity, Mr. Fitzpatrick provided sales and marketing planning, product development, expansion initiatives including research and development of target markets, and brand management. He also provided essential feedback for product development and refinement and worked with sales, marketing, engineering, and product teams to understand and determine objectives and goals, then formulated, developed and maintained successful marketing strategies.

Richard Gonsalves serves as the Company’s Chief Financial Officer. Mr. Gonsalves is a proven leader, successfully growing businesses under his direction by developing talented, top-notch teams, managing corporate administration and operations and forging business relationships and strategic alliances. He bases his success and management style on a strong commitment to profitability through effective policies, adopting strategic efficiencies and a commitment to customer service and support. Prior to his joining the Company in October, 2018 and currently, Mr. Gonsalves works and worked for the following companies in the capacities indicated:

Since April 2021 and concurrently while working for the Company, Mr. Gonsalves serves as the Vice President of Operations of WheelRenew, Inc., Wilmington, North Carolina, a company expanding nationwide. Mr. Gonsalves is responsible for all aspects of the Company growth including but not limited to all operations, budgets and financials, hiring of employees, overseeing the building of trailers and trucks, mobile operations and training for the managerial staff and employees.

From March 2014 to 2018, Mr. Gonsalves served as General Manager of Elite Rim Repair, Plainview, New York, where he was responsible for the successful leadership of over 155 administrative and professional employees, with a delivery fleet of over 50 vehicles and over a dozen of on site, in house repair professionals. Mr. Gonsalves also managed and was responsible for the company’s privately held portfolio consisting of a consortium of smaller auto detailing, repair, refinishing and furbishing companies. He was also instrumental in the successful development and implementation of a new mobile division and profit center where the company’s services were expanded and made available for on site, remote customer locations.

From November 2011 to March 2014 Mr. Gonsalves served as General Manager of Fix Rim, New York, Farmingdale, New York, where he led all organizational day-to-day operations, including financial statement reporting and analysis, budgets and forecasts and costing models, exponentially growing the company. Through his vision, results-oriented drive, team building skills and customer based management style, the company became a premier regional organization and ultimately sold through a business franchise transaction.

Oakley J. Gentry serves as a director of the Company. Mr. Gentry has leadership and entrepreneurial experience in the operation and management of residential and commercial real estate, construction and development projects. He is detailed oriented and a superior multi-tasker and problem solver, actively involved taking a hands on approach as a leader and entrepreneur, from supplier procurement to labor relations to adherence to the most detailed demands of project specifications.

Since 1998, Mr. Gentry has owned and is the President of Gentry Construction Company, Inc., a regional construction and development company based in Westhampton Beach, New York which he founded. Mr. Gentry has been recognized in the field as an outstanding builder, developer and one of Long Island’s largest East End builders of commercial and estate properties. Over the past three decades, his vast experience in project and construction management has afforded him achieving great success in all aspects of project management and development, including the management of complex multi-year development projects, high level negotiations, and serving as committee representative for large development projects domestically and internationally. Mr. Gentry holds a degree in Construction Management and Science from Clemson University.

Family Relationships

There are no familial relationships among our officers and directors.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Committee

The Company does not have an Audit Committee, Nominating Committee or Compensation Committee. As the Company’s business expands, however, it will reassess this.

Code of Ethics

The Company has adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We will furnish a copy of our code of ethics to any person upon request, without charge. Requests may be made by mail addressed to New World Technologies, Inc., 1393 Veterans Memorial Highway, Suite 100S, Hauppauge, New York 11788 Attention: Code of Ethics Request.

Board Meetings

The Board of Directors met four times during the fiscal year of 2021.

Item 11. Executive Compensation

The following table sets forth for the two years ended October 31, 2021 and 2020 the compensation awarded to, paid to, or earned by, the Company’s Chief Executive Officer and the Company’s other most highly compensated executive officers. Certain columns are excluded with respect to information that was not applicable.

Summary Compensation Table

Name and Position	Year	Salary	Deferred Salary		Stock Award	Stock Bonus (3)	Grant Date Fair Value (4)

Hank Tucker	2020	$214,600	$197,300	(1)	--	--	--
Chief Executive Officer, President, Secretary, Treasurer and Chairman	2021	$236,000	$236,000	(1)	--	--	--

Andrew Fitzpatrick	2020	--	--		--	--	--
Chief Operating Officer and Director	2021	--	--		--	--	--

Richard Gonsalves	2020	--	--		--	--	--
Chief Financial Officer	2021	--	--		--	--	--

Oakley Gentry	2020	--	--		--	--	--
Director	2021	--	--		--	--	--

(1)	Pursuant to the employment agreement dated October 18, 2018, as amended on March 4, 2019, between the Company and Mr. Tucker, compensation to Mr. Tucker at $17,300 per month was scheduled to begin May 2019. Mr. Tucker agreed to defer payments until July 2020. Per the agreement, Mr. Tucker’s compensation increased to $18,000 per month starting January 2020 and $20,000 starting in January 2021. Mr. Tucker has further agreed to continue to defer payments. Mr. Tucker has received a total of $17,300 in cash salary compensation as of October 31, 2021.
(3)	Upon listing of the Company’s shares on the OTC Markets, if such listing should occur, the Company will issue 2,000,000 additional shares of common stock to Mr. Tucker. Such shares would be restricted securities and subject to the restrictions of Rule 144 for trade in the future unless otherwise registered.
(4)	Represents the computed grant date fair value costs of stock based compensation for financial reporting purposes. The value represents the estimated fair market value of our common stock at grant date to our officers and directors multiplied by the number of respective shares granted. No stock based compensation was issued to our officers and directors for fiscal 2021.

As of October 31, 2021, the Company has paid Hank Tucker (Chief Executive Officer, President, Secretary and Chairman) $17,300 total in cash compensation and has not paid any other cash compensation to any other of its officers or directors in fiscal years 2020 and 2021. The Company has entered into employment agreements with Messrs. Tucker, Fitzpatrick and Gonsalves but no cash compensation or additional stock issuances are due to either Messrs. Gonsalves or Gentry. Pursuant to the employment agreement, as amended, with Mr. Tucker, compensation at $17,300 per month was scheduled to begin May 1, 2019. Mr. Tucker had deferred any such payments until July 1, 2020. Per the agreement, Mr. Tucker’s compensation increased to $18,000 per month starting in January 2020 and $20,000 per month starting in January 2021. Mr. Tucker has further agreed to continue to defer payments. Mr. Tucker has received a total of $17,300 in cash compensation as of October 31, 2021.

Additionally, Mr. Tucker’s employment agreement provides that upon listing of the Company’s shares on the OTC Markets, if such listing should occur, the Company will issue 2,000,000 additional shares of common stock to Mr. Tucker. Such shares would be restricted securities and subject to the restrictions of Rule 144 for trade in the future unless otherwise registered.

Employment Agreements

Hank Tucker

The Company entered into a 5-year employment agreement with Hank Tucker commencing October 18, 2018 which was amended on March 4, 2019. The employment agreement provides for Mr. Tucker to serve as Chief Executive Officer of the Company at a base salary of $138,000 the first year, $216,000 the second year, $240,000 the third year, $264,000 the fourth year and $300,000 the fifth year. The agreement shall be automatically extended for a period of two years unless otherwise notified by the Board 30 days prior to such renewal. The Company will provide officers and directors insurance for Mr. Tucker and will apply for key-man insurance on his life. The employment agreement, as amended provides that compensation will be paid to Mr. Tucker commencing May 1, 2019, subject to the Company’s right to suspend its obligation to pay compensation for any month during the first 12 months following July 1, 2019 if the monthly cash flow was insufficient to pay the salary installment during that month, provided that such deferral by the Company was limited to no more than two times during the 12 months. Mr. Tucker agreed to defer the May and June 2019 monthly payments. The deferred payments were due and payable on or before the first anniversary of July 1, 2020. Mr. Tucker however agreed to defer such payments until July 1, 2020 and is continuing to defer payment voluntarily. Mr. Tucker has received a total of $17,300 in cash compensation as of October 31, 2021. The Company has recorded an accrued liability for the deferred payments totaling $467,900 at October 31, 2021.

In its discretion, the Board may set an annual bonus schedule based on objectives to be determined by the Board. The minimum annual bonus for achievement of a majority of such bonus objectives will be 100% of the base salary paid in such year. The agreement provides that Mr. Tucker shall be nominated and elected to serve on the Company’s Board of Directors with the caveat that any resignation from serving as a director shall not be a default under the employment agreement and will not result in any reduction of compensation. The agreement further provides that within 120 days of the Company’s shares of common stock being listed on OTC Markets, if such listing should occur, Mr. Tucker will receive 2,000,000 restricted shares of the Company’s common stock. The agreement includes standard provisions for early termination for cause or default by either party. The agreement provides for a severance payment if his employment is terminated for a reason other than his death or disability, by the Company for cause, or by Mr. Tucker voluntarily, of a multiple of his annual salary from five times salary if employment terminates in the first year, decreasing incrementally down to one times salary if employment terminates in the fifth year. Additionally, upon a Change in Control of the Company (which is defined in the Employment Agreement on customary terms), Mr. Tucker’s unvested equity awards (if any) will vest in full, plus he is entitled to a payment equal to 2.99 times his annualized compensation for the five taxable years ending before the date the Change in Control occurs.

Mr. Tucker is subject to restrictive covenants of non-competition and non-solicitation of employees and customers for a period of two years following termination if the Employment Agreement is terminated by the Company for Cause or by Mr. Tucker voluntarily, or is otherwise terminated and Mr. Tucker receives severance benefits.

Andrew Fitzpatrick

The Company entered into a 1-year employment agreement with Andrew Fitzpatrick commencing October 18, 2018, as amended on March 4, 2019. The agreement is automatically renewable for an additional year unless either party notifies the other of its intent not to renew. The employment agreement provides for Mr. Fitzpatrick to serve as Chief Operating Officer of the Company with compensation of a restricted stock grant of 30,000 shares of the Company’s common stock which vested in one year. The agreement provides for a performance bonus of up to 100% of his then current base salary, The performance standards shall be determined, from time to time, by the Company’s Board of Directors. In addition, the Company’s Board of Directors may in its sole discretion provide an additional discretionary bonus to Mr. Fitzpatrick. The agreement provides that Mr. Fitzpatrick is employed “at will” and the agreement may be terminated at any time without cause by the Company on 30 days’ notice, by Mr. Fitzpatrick voluntarily upon 120 days’ notice, by the Company with cause without prior notice, or upon Mr. Fitzpatrick’s death or disability. The agreement provides that if Mr. Fitzpatrick’s employment by the Company without cause or Mr. Fitzpatrick terminates the agreement because of a material change in his duties, he is entitled to severance equal to one times his base salary in effect on the date of termination.

Mr. Fitzpatrick is subject to restrictive covenants of non-competition and non-solicitation of employees and customers for a period of six years following termination of employment.

Richard Gonsalves

The Company entered into a 1-year employment agreement with Richard Gonsalves commencing October 18, 2018, as amended on March 4, 2019. The agreement is automatically renewable for an additional year unless either party notifies the other of its intent not to renew. The employment agreement provides for Mr. Gonsalves to serve as Chief Financial Officer of the Company with compensation of a restricted stock grant of 30,000 shares of the Company’s common stock which vested in one year. The agreement provides for a performance bonus of up to 100% of his then current base compensation. The performance standards for any such performance bonus shall be determined, from time to time, by the Company’s Board of Directors. In addition, the Company’s Board of Directors may in its sole discretion provide an additional discretionary bonus to Mr. Gonsalves. The agreement provides that Mr. Gonsalves is employed “at will” and the agreement may be terminated at any time without cause by the Company on 30 days’ notice, by Mr. Gonsalves voluntarily upon 120 days’ notice, by the Company with cause without prior notice, or upon Mr. Gonsalves’s death or disability. The agreement provides that if Mr. Fitzpatrick’s employment by the Company without cause or Mr. Gonsalves terminates the agreement because of a material change in his duties, he is entitled to severance equal to one times his base salary in effect on the date of termination.

Mr. Gonsalves is subject to restrictive covenants of non-competition and non-solicitation of employees and customers for a period of six years following termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of October 31, 2021, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.

	Number of Shares Beneficially Owned (1)	Percentage of Outstanding shares owned (1)
Hank Tucker	2,000,000	57%
Andrew Fitzpatrick	30,000	*
Richard Gonsalves	30,000	*
Oakley J. Gentry	30,000	*

All directors and executive officers as a group (4 persons)	2,090,000	59%

*Less than 1%

(1)	In determining the percent of common stock owned by a person or entity on October 31, 2021, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, and (b) the denominator is the total shares of common stock outstanding on October 31, 2021 (3,518,571). Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company may, from time to time, engage, consult, contract or hire family members and/or relations of current officers and/or directors of the Company. Such engagements generally are for specific roles and do not consist of any executive, officer or directorship responsibilities.

New World Technologies, Inc. (Nevada) currently holds 12,571 shares of the Company’s common stock. In October 2018, the Company issued an aggregate of 1,428,571 shares of the Company’s common stock to New World (Nevada) for a total purchase price of $200,000 (or $0.14 per share) pursuant to a Stock Purchase Agreement. New World (Nevada) distributed 1,416,000 of these shares. Hank Tucker, the Company’s Chief Executive Officer and a director, is the President and director of New World (Nevada) and owns 46% (650,000 shares) of the 1,408,000 outstanding shares of New World (Nevada). Messrs. Fitzpatrick, Gonsalves, and Gentry each own 13,000 shares, 25,000 shares and 50,000 shares, respectively, of New World (Nevada). The officers and directors of the Company own an aggregate of 738,000 (52%) of the outstanding shares of New World Technologies, Inc. (Nevada).

Subsequently, New World (Nevada) entered into stock purchase agreements to purchase from the Company an aggregate of 100,000 shares of the Company’s common stock for a purchase price of $500,000 (or $5.00 per share) in January 2021, and to purchase an aggregate of 50,000 shares of the Company’s common stock for a purchase price of $250,000 (or $5.00 per share) in March 2021. These transactions were entered into as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investor purchasing securities was acquiring the same for investment purposes only, without a view to resale. The 150,000 total shares of common stock are still to be issued and recorded as a liability for common stock to be issued.

The Company’s management continues to negotiate an asset purchase and sale transaction to acquire right, title and interest in certain business assets from New World (Nevada). The Company is anticipating acquiring a medical technology, which also includes the assignment of any related FDA submittals, licenses, blueprints, test machines, schematics, or permits, as the case may be, and a predetermined amount of cash. The Company also anticipates the assignment and assumption of certain obligations and liabilities from that company as a result of the contemplated transaction. No terms of such a transaction have been reached.

Item 14. Principal Accounting Fees and Services

We were billed by BF Borgers CPA PC, Lakewood, Colorado an independent registered public accounting firm, for the following professional services they performed for us during fiscal years ended October 31, 2021 and 2020 as set forth in the table below:

	Fiscal year ended December 31,
	2021	2020
Audit fees	$19,640	$18,240
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$19,640	$18,240

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Certificate of Incorporation dated October 16, 2018 (Exhibit 3.1 to Form S-1 filed on January 28, 2019)
3.2	By-Laws (Exhibit 3.2 to Form S-1 filed on January 28, 2019)
10.1	Stock Purchase Agreement effective as of October 29, 2018 between New World Technologies Inc. (Nevada) and the Company. (Exhibit 10.0 to Form S-1 filed on January 28, 2019)
10.2	Stock Purchase Agreement effective as of January 14, 2021 between New World Technologies Inc. (Nevada) and the Company
10.3	Stock Purchase Agreement effective as of March 5, 2021 between New World Technologies Inc. (Nevada) and the Company
10.4	Employment Agreement - Tucker (Exhibit 10.1 to amended Form S-1 filed on March 18, 2019)
10.5	Employment Agreement - Fitzpatrick (Exhibit 10.3 to amended Form S-1 filed on March 18, 2019)
10.6	Employment Agreement - Gonsalves (Exhibit 10.4 to amended Form S-1 filed on March 18, 2019)
10.7	Addendum to Employment Agreement - Fitzpatrick (Exhibit 10.5 to amended Form S-1 filed on March 18, 2019)
10.8	Addendum to Employment Agreement - Gonsalves (Exhibit 10.6 to amended Form S-1 filed on March 18, 2019)
10.9	Office Lease Agreement dated June 1, 2020
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New World Technologies, Inc.

Date: March 3, 2022	By:	/s/ Hank Tucker
Hank Tucker Chief Executive Officer, Chairman of the Board

Date: March 3, 2022	By:	/s/ Richard Gonsalves
Richard Gonsalves Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Hank Tucker	Chief Executive Officer, Director, Chairman of the Board	March 3, 2022
Hank Tucker
/s/ Richard Gonsalves	Chief Financial Officer	March 3, 2022
Richard Gonsalves
/s/ Andrew Fitzpatrick	Chief Operating Officer, Director	March 3, 2022
Andrew Fitzpatrick

/s/ Oakley J. Gentry	Director	March 3, 2022
Oakley J. Gentry

