Form 10-Q
period 2022-01-31
NEW WORLD TECHNOLOGIES, INC.
filed 2022-05-31
CIK 1756574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2022

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

Yes ☐ No ☒

The number of shares of common stock, par value $0.0001 per share of New World Technologies, Inc. outstanding as of the close of business on March 31, 2022 was 3,518,571.

NEW WORLD TECHNOLOGIES, INC.

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEW WORLD TECHNOLOGIES, INC.

BALANCE SHEET

(UNAUDITED)

	JANUARY 31, 2022	OCTOBER 31, 2021

ASSETS

CURRENT ASSETS
Cash	$133,182	$262,368
Accounts receivable	-	-
Prepaid expenses	-	-
Total Current Assets	133,182	262,368

Fixed assets, net	-	-

OTHER ASSETS
Security deposits	-	-
Total Other Assets	-	-

Long-term Assets - Operating Lease Right of Use Asset	506,400	525,101

TOTAL ASSETS	$639,582	$787,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$515,585	$459,374
Current portion of notes payable	-	-
Liability for common stock to be issued	3,375,000	3,375,000
Liability for preferred stock to be issued	-	-
Total Current Liabilities	3,890,585	3,834,374

Long-term Liabilities - Operating Lease	543,297	561,257

TOTAL LIABILITIES	4,433,882	4,395,631

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,518,571 and 3,518,571 shares issued and outstanding, respectively	352	352
Additional paid in capital	212,698	212,698
Accumulated Deficit	(4,007,350)	(3,821,212)
Total Stockholders’ Equity	(3,794,300)	(3,608,162)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$639,582	$787,469

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	JANUARY 31, 2022	JANUARY 31, 2021

REVENUE	$-	$-

OPERATING EXPENSES
Payroll, consulting and professional fees	106,000	56,000
Rent	26,418	30,821
Selling, general and administrative	53,720	5,301
Depreciation and amortization	-	-
Cost of Device Units	-	-
	186,138	92,122

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(186,138)	(92,122)

OTHER INCOME (EXPENSE)
Gain on Operating Lease Termination	-	14,412
	-	14,412

LOSS BEFORE INCOME TAXES	(186,138)	(77,710)

INCOME TAXES	-	-

NET LOSS	$(186,138)	$(77,710)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	3,518,571	3,518,571

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$(0.05)	$(0.02)

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	JANUARY 31, 2022	JANUARY 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(186,138)	$(77,710)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Share-based compensation	-	-
Gain on Operating Lease Termination	-	(14,412)
Reduction of right of use asset, net - Operaitng lease	741	9,039

Change in operating assets and liabilities
Prepaid expenses	-	-
Accounts receivable	-	-
Accounts payable and accrued expenses	56,211	58,509
Total adjustments	56,952	53,136
Net cash used in operating activities	(129,186)	(24,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	-	-
Acquisition of fixed assets	-	-
Disposition of fixed assets	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including liability for shares to be issued)	-	500,000
Proceeds received from notes payable	-	-
Repayments of notes payable	-	-
Net cash provided by financing activities	-	500,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(129,186)	475,426

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	262,368	701

CASH AND CASH EQUIVALENTS - END OF PERIOD	$133,182	$476,127

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$-	$-
Issuance of preferred stock for liability of stock to be issued	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - October 31, 2021	-	$-	3,518,571	$352	$212,698	$(3,821,212)	$(3,608,162)

Shares issued under agreements with consultants and employees	-	-	-	-	-	-	-

Shares issued for services rendered and liability for stock to be issued			-	-	-		-

Net loss for the three months ended January 31, 2022	-	-	-	-	-	(186,138)	(186,138)

Balance - January31, 2022	-	$-	3,518,571	$352	$212,698	$(4,007,350)	$(3,794,300)

Balance - October 31, 2020	-	$-	3,518,571	$352	$212,698	$(466,700)	$(253,650)

Shares issued under agreements with consultants and employees	-	-	-	-		-	-

Shares issued for services rendered and liability for stock to be issued							-

Net loss for the three months ended January 31, 2021	-	-	-	-	-	(77,710)	(77,710)

Balance - January 31, 2021	-	$-	3,518,571	$352	$212,698	$(544,410)	$(331,360)

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2022 and 2021

(UNAUDITED)

1.	NOTE 1 – BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of January 31, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended January 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2021 filed with the SEC on March 3, 2022.

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2022 and 2021

(UNAUDITED)

Recently Issued Accounting Standards

The Financial Accounting Standards Board and the Securities Exchange commission have issued certain accounting standards updates and regulations that will become effective in subsequent periods. Except for the changes discussed below, management does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect in 2022 and 2021, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Adoption of ASC 842

We lease all our office space in conducting our business. Effective on November 1, 2018 (fiscal 2019) we adopted FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842,which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. For contracts entered into on or after the effective date, at the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. There were no lease obligations prior to November 1, 2018.

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

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, an incremental borrowing rate for the same term as the underlying lease. During January 2021, we terminated our lease for office space which was then in effect and as a result, relinquished the space and derecognized a right of use asset of $126,249, a lease liability of $133,477 and deferred rent of $7,184, resulting in a $14,412 operating lease termination gain under that lease, and we recorded $614,581 as operating lease right-of-use assets and the related lease liability under a new operating lease for new office space. The lease liability is based on the present value of the remaining minimum lease payments, discounted using the Small Business Administration (“SBA”) 7(a) loan incremental borrowing rate of 2.25% + Prime (3.25%) = 5.5% at May 2020, using the original lease term as the tenor. For any future finance leases, we would use the rate implicit in the lease or an incremental borrowing rate if the implicit lease rate cannot be determined.

Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2022 and 2021

(UNAUDITED)

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2022 and 2021

(UNAUDITED)

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

Lease Agreement

Our current operating lease right-of-use asset and operating lease liability represent our lease for office space used to conduct our business. As of January 31, 2021, the Company is not party to any finance leases. The lease has a remaining lease term of 7 years. The components of lease expense for the three months ended January 31, 2022 and 2021 were as follows:

	January 31,	January 31,
	2022	2021
Operating lease cost (cost resulting from lease payments)	$29,465	$18,133
Operating lease expense	26,418	30,821

The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the Small Business Administration (“SBA”) 7(a) loan incremental borrowing rates. The Company’s discount rate and lease term remaining on its lease liability is approximately 5.50% and 7 years, respectively. The Company had net operating cash flows from the operating lease of $741 and $9,039 related to the lease for the three months ended January 31, 2022 and 2021, respectively.

As of January 31, 2022 and 2021, the Company’s right-of-use assets are $506,400 and $592,211, respectively, which are reported in other long-term assets in the Company’s balance sheets. As of January 31, 2022 and 2021, the Company has outstanding lease obligations of $543,297 and $601,250 respectively, which are reported in long-term obligations in the Company’s balance sheets.

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

Maturities of aggregate operating lease liabilities as of January 31, 2022 were as follows:

2022	$106,000
2023	106,000
2024	106,000
2025	106,000
2026	106,000
Thereafter	$115,000
Total minimum lease payments	$645,000
Imputed interest	$(118,000)
Total	$527,000

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2022 and 2021

(UNAUDITED)

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

$26,418 and $30,821 in rental expense has been charged to operations for the three months ended January 31, 2022 and 2021, respectively. Rental expense is accounted for on the straight-line method.

Any excess of recognized rent expense over scheduled lease payments is included in accounts payable and accrued expenses.

Employment Agreements

In October 2018 the Company entered into an employment agreement with a key management individual. In accordance with the terms of the agreement, the Company issued equity compensation of 2,000,000 shares of common stock to this individual.

In October 2018 the Company entered into various employment agreements with key management individuals. In accordance with the respective terms of these agreements, the Company issued equity compensation 60,000 shares of common stock in the aggregate to those individuals valued at $8,400 and recorded as a liability for stock to be issued.

In October 2018 the Company entered into a Board of Director membership agreement with a key management individual. In accordance with the terms of this agreement, the Company issue equity compensation to this individual. As a result, 30,000 shares of common stock are to be issued, were valued at $4,200 and recorded as a liability for stock to be issued. During December 2018 these common shares were issued in accordance with the agreement.

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2022 and 2021

(UNAUDITED)

Marketing Services Agreement

In April 2021, the Company entered into a marketing services agreement with a professional marketing firm to establish a global marketing strategy that includes e-marketing, awareness, branding and digital media. The Company anticipates a global exposure initiative led by this firm to be launched by the end of fiscal 2021 and will help advance the business significantly. According to the terms of the agreement, the Company will compensate the consultant with a first payment period being May 15, 2021 to May 15, 2024 at $50,000 per month with 500,000 restricted common shares. These restricted common shares to be issued were valued at $2,500,000 and recorded as a liability for common stock to be issued. A second payment period shall commence when the Company becomes publicly trading and completes an IPO capital raise, as defined, in which the Company will then compensate the consultant at $100,000 per month for the remainder of the term. The term of the agreement has an initial term of 36 months and shall automatically renew for an additional 12 months unless either party provides thirty days written notice to the other of intent to cancel or non-renew.

In November 2021, the Company entered into an addendum to this marketing services agreement. The Company anticipates a global exposure initiative led by this firm to now be launched by the end of calendar 2022. According to the terms of the addendum, the Company will compensate the consultant with a first payment period estimated to be during the first calendar quarter 2022 at $50,000 per month with 500,000 restricted common shares, which have already been recorded as a liability for common stock to be issued in conjunction with the original agreement. These restricted common shares to be issued were valued at $2,500,000 and shall now be issued on the Company’s first day of trading as a registered public company. Additionally, according to the terms of the Addendum, no fees are due or owing under the original agreement. A second payment period shall commence when the Company becomes publicly trading for three (3) consecutive months and the Company completes an IPO capital raise, as defined, in which the Company will then compensate the consultant at $100,000 per month for the remainder of the term. The term of the agreement has an initial term of 36 months which shall commence following the Company completing an IPO capital raise, as defined, and the Company becoming a registered publicly trading company and shall automatically renew for an additional 12 months unless either party provides thirty days written notice to the other of intent to cancel or non-renew.

Business Advisory Agreement

In May 2021, the Company entered into a business advisory services agreement to assist the Company with establishing a global strategy within current international business, healthcare and finance standards of industry and practice. According to the terms of the agreement, the Company will compensate the consultant $5,000 per month for the first 12 months and 25,000 restricted common shares. These restricted common shares to be issued were valued at $125,000 and recorded as a liability for common stock to be issued. Additionally, the Company can invite the consultant to manage and further participate in additional projects at the following compensation structure; a 2% cash management fee on any financial projects consultant participates in and a 1% common stock management fee on any healthcare projects the consultant participates in. Such projects shall be by invitation only from the Company to the consultant with acceptance by the consultant at its own sole discretion. The term of the agreement is 12 months with termination by either party with 30 days written notice to the other of intent to cancel.

Marketing Services Agreement

In November 2021, the Company entered into a marketing services agreement with a professional marketing firm to establish a marketing strategy for e-marketing, awareness, social media platforms, branding, digital media and on-line presence. The Company anticipates these services to be an integral part of its global exposure initiative expected to be launched by the end of calendar 2022. According to the terms of the agreement, the Company will compensate the consultant $5,000 per month for the first 12 months. Additionally, the Company can invite the consultant to manage and further participate in additional projects. Such projects shall be by invitation only from the Company to the consultant with acceptance by the consultant at its own sole discretion. The term of the agreement is 12 months with termination by either party with 30 days written notice to the other of intent to cancel.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2022 and 2021

(UNAUDITED)

5.	NOTE 5 – CREDIT RISK AND OTHER CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash with high credit quality financial institutions. At times, such cash and cash equivalents may exceed the FDIC insured limit of $250,000.

There are no accounts receivable concentrations and no revenue concentrations at January 31, 2022 and 2021.

6.	NOTE 6 – LIQUIDITY AND CAPITAL RESOURCES

The Company has not yet commenced operations. As the Company is currently jumpstarting its medical technology and device research, development and distribution business, there will be concerted, focused efforts on raising capital. During October 2018, we were successful in raising net proceeds of $200,000 through a private placement in order to fund the development and growth of our operations. (See Note 7). During January and March 2021, we were successful in raising proceeds of $750,000 in the aggregate through private placements to fund the continuing development and growth of our operations. (See Note 7). Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Forward Looking Statements

The discussion contained in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-Q. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-Q describe factors, among others, that could contribute to or cause these differences, including the following, among others:

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

Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-Q could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-Q or the date of documents incorporated by reference herein that include forward-looking statements.

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

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to, those set forth under RISK FACTORS and elsewhere in this report.

Forward Looking Statements

The discussion contained in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-Q. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-Q describe factors, among others, that could contribute to or cause these differences, including the following, among others:

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

Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-Q could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-Q or the date of documents incorporated by reference herein that include forward-looking statements.

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

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this report.

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

The Company is in negotiations with a related party to acquire and obtain certain technology and related assets along with cash and the assumption of certain obligations and liabilities. The Company believes this technology is ground breaking and anticipates it will serve as the foundation of the Company’s owned technologies for further development, distribution and revenue realization. The Company is working working with the related party to reach mutually agreeable terms and to close the transaction.

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

The Company entered into a marketing services agreement with a professional marketing firm to establish a global marketing strategy that includes e-marketing, awareness, branding and digital media during April 2021 which was amended in November 2021. The Company anticipates a global exposure initiative led by this firm will help advance the business significantly. The Company anticipates this initiative will be launched by the end of fiscal 2022.

During May 2021, the Company entered into a business advisory services agreement to assist the Company with establishing a global strategy within current international business, healthcare and finance standards of industry and practice. The Company anticipates a global exposure initiative to be launched by the end of calendar 2022, and in conjunction with its engaged marketing professionals, will help advance the business significantly.

During November 2021, the Company entered into a marketing services agreement with a professional marketing firm to establish a marketing strategy for e-marketing, awareness, social media platforms, branding, digital media and on-line presence. The Company anticipates these services to be an integral part of its global exposure initiative expected to be launched by the end of calendar 2022.

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

Results of Operations

Results for the three months ended January 31, 2022 compared to the three months ended January 31, 2021.

Revenue. As the Company is in its early development stage, the Company had no revenue for the three months ended January 31, 2022, and no revenue for the three month period ended January 31, 2021. The Company met with start-up challenges during 2022 and 2021 as it continues to work towards establishing a fundamental core of technology, products and distribution channels as well as continually researching new products, technologies and services. In connection with the launch, the Company continues to look to obtain and secure new executive management team members, Board members and strategic alliances to bring additional industry experience and expertise in accomplishing the Company’s current goals. The Company also continues its capital raising efforts.

Operating expenses: Payroll, consulting, and professional fees aggregated $106,000 for the three months ended January 31, 2022 compared to $56,000 for the three months ended January 31, 2021, an increase of $50,000 or 89.29%. The increase was primarily due to certain executive officer compensation beginning in fiscal 2019 and related contractual rate increases each subsequent year along with the engaging of a professional marketing and advertising firm and the engaging of an international advisory consultant in fiscal 2021 and additional professionals and consultants in fiscal 2022. The Company also entered into services agreements with consultants and payments are made according to the terms of those agreements. The Company entered an employment agreement, as amended with a certain key officer and payments are made according to the terms of the agreement. The Company anticipates it will retain key management team members and board members as well as various individuals and companies for various consults and services. The Company also continues seeking and engaging new key management team members, board members and staff as well as consultants and advisors during fiscal 2022.

Rent: Rent expenses for the three months ended January 31, 2022 was $26,418 compared to $30,821 for the three months ended January 31, 2021, a decrease of $4,403 or 14.29%. The decrease is primarily due to the Company exiting its existing lease and entering into a new lease for new, larger office space within the same business complex the Company is currently located at in Hauppauge, NY. The new space will be approximately 4,250 square feet and will now serve as the location for the Company’s new Corporate Headquarters, including office space, product demonstration space and meeting rooms used to conduct business and help advance operations.

General and Administrative. General and administrative expenses for the three months ended January 31, 2022 aggregated $53,720 compared to $5,301 for the three months ended January 31, 2021, an increase of $48,419 or 913.39%. The increase was primarily related to the Company incurring certain additional insurance expense and certain legal fees related to the retaining of SEC counsel during the three months ending January 31, 2022. The Company continues to ramp up operations, and expenses include banking fees of $270, utilities of $1,279, accounting fees of $4,000, insurance expense of $4,291, legal expense of $26,500 and stock transfer fees of $1,812 during the three months ending fiscal first quarter 2021. The Company anticipates continuing to incur certain operational expenses including insurance policies and coverages, telephone and telecommunications services, regulatory fees and other administrative expenses as well. We also anticipate to begin incurring travel, entertainment, meals, marketing and related expenses to support and advance the business, raise additional capital and secure management and staff members through fiscal 2022 as the Company continues to establish its medical technology and device research, development and distribution business.

Depreciation and Amortization. There is no depreciation or amortization expenses for the three months ended January 31, 2022 and the three months ended January 31, 2021. The Company anticipates it will procure certain fixed assets and related capital expenditures over approximately the next year as the Company continues to establish its medical technology and device research, development and distribution business.

Income Taxes. No provision for income taxes has been recorded for the three months ended January 31, 2022 and the three months ended January 31, 2021.

Net Loss. The net loss for the three months ended January 31, 2022 was ($186,138) compared to the net loss of ($77,710) for the three months ended January 31, 2021. The Company had a loss per weighted average common share outstanding of ($0.05) for the three months ended January 31, 2022 compared to ($0.02) for the three months ended January 31, 2021.

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

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for January 31, 2022 and 2021:

Category	January 31, 2022	January 31, 2021
Net cash used in operating activities	$(129,186)	$(24,574)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$-	$500,000

Cash flows for the three months ended January 31, 2022 compared to the three months ended January 31, 2021: For the three months ended January 31, 2022, the Company incurred a net loss of ($186,138). Net cash used in operating activities was ($129,186), net cash used in investing activities was $-0- and net cash provided by financing activities was $-0-. For the three months ended January 31, 2021, the Company incurred a net loss of ($77,710). Net cash used in operating activities was ($24,574), net cash used in investing activities was $-0- and net cash provided by financing activities was $500,000.

Working Capital Information

The following table presents a summary of our working capital:

Category	January 31, 2022	January 31, 2021
Current assets	$133,182	$476,127
Current liabilities	3,890,585	798,448
Working capital (deficit)	$(3,757,403)	$(322,321)

As of January 31, 2022, the Company had a working capital deficit of ($3,757,403) compared to a working capital deficit of ($322,321) at January 31, 2021, or an increase in working capital deficit of $3,435,082 primarily due to a net decrease of $342,945 in cash as a result of certain operating, selling and administrative expenses as well as the engaging of professional consultants and advisors, and a net increase of current liabilities of $3,092,137 primarily as a result of certain financing activities, certain officer compensation and related increase, and the engaging of professional consultants and advisors.

The Company also expects to continue its capital raising efforts through fiscal 2022. The Company expects to utilize its securities to enhance capital raise efforts and needs, supplementing these efforts through the engagement and retention of more formalized investor and public relations professionals, holding financial and technology roadshows, and the engagement of other marketing and securities professional firms.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2021, which could adversely affect our business, financial condition, results of operations, and cash flows. There have been no material changes to our risk factors since our 2021 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation dated October 16, 2018 (Exhibit 3.1 to Form S-1 filed on January 28, 2019)
3.2	By-Laws (Exhibit 3.2 to Form S-1 filed on January 28, 2019)
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-101.INS	Inline XBRL INSTANCE DOCUMENT

EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW WORLD TECHNOLOGIES, INC.

DATE: May 31, 2022	By:	/s/ Hank Tucker
Hank Tucker
Chief Executive Officer, Chairman of the Board

DATE: May 31, 2022	By:	/s/ Richard Gonsalves
Richard Gonsalves
Chief Financial Officer

