Form 10-Q
period 2022-04-30
NEW WORLD TECHNOLOGIES, INC.
filed 2022-07-29
CIK 1756574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2022

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

Yes ☐ No ☒

The number of shares of common stock, par value $0.0001 per share of New World Technologies, Inc. outstanding as of the close of business on June 30, 2022 was 3,518,571.

NEW WORLD TECHNOLOGIES, INC.

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEW WORLD TECHNOLOGIES, INC.

BALANCE SHEET

(UNAUDITED)

	APRIL 30, 2022	OCTOBER 31, 2021

ASSETS

CURRENT ASSETS
Cash	$317,830	$262,368
Accounts receivable	-	-
Prepaid expenses	-	-
Total Current Assets	317,830	262,368

Fixed assets, net	-	-

OTHER ASSETS
Security deposits	-	-
Total Other Assets	-	-

Long-term Assets - Operating Lease Right of Use Asset	487,699	525,101

TOTAL ASSETS	$805,529	$787,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$577,408	$459,374
Current portion of notes payable	-	-
Liability for common stock to be issued	3,725,000	3,375,000
Liability for preferred stock to be issued	-	-
Total Current Liabilities	4,302,408	3,834,374

Long-term Liabilities - Operating Lease	525,337	561,257

TOTAL LIABILITIES	4,827,745	4,395,631

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 3,518,571 and 3,518,571 shares issued and outstanding, respectively	352	352
Additional paid in capital	212,698	212,698
Accumulated Deficit	(4,235,266)	(3,821,212)
Total Stockholders’ Equity	(4,022,216)	(3,608,162)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$805,529	$787,469

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	APRIL 30, 2022	APRIL 30, 2021	APRIL 30, 2022	APRIL 30, 2021

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Payroll, consulting and professional fees	214,000	2,666,000	108,000	2,610,000
Rent	52,836	61,642	26,418	30,821
Selling, general and administrative	147,218	61,597	93,498	56,296
Depreciation and amortization	-	-	-	-
Cost of Device Units	-	-	-	-
	414,054	2,789,239	227,916	2,697,117

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(414,054)	(2,789,239)	(227,916)	(2,697,117)

OTHER INCOME (EXPENSE)
Gain on Operating Lease Termination	-	14,412	-	-
	-	14,412	-	-

LOSS BEFORE INCOME TAXES	(414,054)	(2,774,827)	(227,916)	(2,697,117)

INCOME TAXES	-	-	-	-

NET LOSS	$(414,054)	$(2,774,827)	$(227,916)	$(2,697,117)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	3,518,571	3,518,571	3,518,571	3,518,571

NET INCOME (LOSS) PER SHARE - BASIC & DILUTED	$(0.12)	$(0.79)	$(0.06)	$(0.77)

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	APRIL 30, 2022	APRIL 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(414,054)	$(2,774,827)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Share-based compensation	-	2,500,000
Gain on Operating Lease Termination	-	(14,412)
Reduction of right of use asset, net - Operating lease	1,482	18,078

Change in operating assets and liabilities
Prepaid expenses	-	-
Accounts receivable	-	-
Accounts payable and accrued expenses	118,034	114,658
Total adjustments	119,516	2,618,324
Net cash used in operating activities	(294,538)	(156,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposits	-	-
Acquisition of fixed assets	-	-
Disposition of fixed assets	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred and common stock for cash (including
liability for shares to be issued)	350,000	750,000
Proceeds received from notes payable	-	-
Repayments of notes payable	-	-
Net cash provided by financing activities	350,000	750,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,462	593,497

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	262,368	701

CASH AND CASH EQUIVALENTS - END OF PERIOD	$317,830	$594,198

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$3,989	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Issuance of common stock for liability of stock to be issued	$-	$-
Issuance of preferred stock for liability of stock to be issued	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - October 31, 2021	-	$-	3,518,571	$352	$212,698	$(3,821,212)	$(3,608,162)

Shares issued under agreements with consultants and employees	-	-	-	-	-	-	-

Shares issued for services rendered and liability for stock to be issued			-	-	-		-

Net loss for the six months ended April 30, 2022	-	-	-	-	-	(414,054)	(414,054)

Balance - April 30, 2022	-	$-	3,518,571	$352	$212,698	$(4,235,266)	$(4,022,216)

Balance - October 31, 2020	-	$-	3,518,571	$352	$212,698	$(466,700)	$(253,650)

Shares issued under agreements with consultants and employees	-	-	-	-		-	-

Shares issued for services rendered and liability for stock to be issued							-

Net loss for the six months ended April 30, 2021	-	-	-	-	-	(2,774,827)	(2,774,827)

Balance - April 30, 2021	-	$-	3,518,571	$352	$212,698	$(3,241,527)	$(3,028,477)

The accompanying notes are an integral part of these unaudited interim financial statements.

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2022 and 2021

(UNAUDITED)

1.	NOTE 1 – BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of April 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended April 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2021 filed with the SEC on March 3, 2022.

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2022 and 2021

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

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2022 and 2021

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

During April 2022, the Company raised $350,000 under a stock purchase agreement with a related party. As a result, 70,000 shares of common stock are to be issued, valued at $350,000 and recorded as a liability for common stock to be issued. (See Note 7).

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2022 and 2021

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

Lease Agreement

Our current operating lease right-of-use asset and operating lease liability represent our lease for office space used to conduct our business. As of April 30, 2022, the Company is not party to any finance leases. The lease has a remaining lease term of 7 years. The components of lease expense for the six months ended April 30, 2022 and 2021 were as follows:

	April 30, 2022	April 30, 2021
Operating lease cost (cost resulting from lease payments)	$59,318	$45,334
Operating lease expense	52,836	61,642

The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the Small Business Administration (“SBA”) 7(a) loan incremental borrowing rates. The Company’s discount rate and lease term remaining on its lease liability is approximately 5.50% and 7 years, respectively. The Company had net operating cash flows from the operating lease of $1,482 and $18,078 related to the lease for the six months ended April 30, 2022 and 2021, respectively.

As of April 30, 2022 and 2021, the Company’s right-of-use assets are $487,699 and $569,841, respectively, which are reported in other long-term assets in the Company’s balance sheets. As of April 30, 2022 and 2021, the Company has outstanding lease obligations of $525,337 and $587,919 respectively, which are reported in long-term obligations in the Company’s balance sheets.

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

Maturities of aggregate operating lease liabilities as of April 30, 2022 were as follows:

2022	$106,000
2023	106,000
2024	106,000
2025	106,000
2026	106,000
Thereafter	$115,000
Total minimum lease payments	$645,000
Imputed interest	$(118,000)
Total	$527,000

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2022 and 2021

(UNAUDITED)

During January 2021, the Company terminated its then existing lease for office space and as a result, relinquished the space and derecognized a right of use asset of $126,249, a lease liability of $133,477 and deferred rent of $7,184, resulting in a $14,412 operating lease termination gain.

The Company entered into a 7-year lease agreement with its current landlord in January 2021 for larger office space within the same business complex as its former space in Hauppauge, NY. The current space is approximately 4,250 square feet and serves as the location for the Company’s Corporate Headquarters, including office space, product demonstration space and meeting rooms used to conduct business and help advance operations. The Company subsequently entered into a Commencement Date Agreement with the landlord during January 2021, amending the actual lease commencement date to September 2020 with rent payments commencing December 2020. The Company accounts for this lease as an operating lease under ASC 842.

$52,836 and $61,642 in rental expense has been charged to operations for the six months ended April 30, 2022 and 2021, respectively. Rental expense is accounted for on the straight-line method.

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

During April 2022, the Company entered into a stock purchase agreement with a related party for the sale of shares of the Company’s common stock. As a result, 70,000 shares of common stock are to be issued and recorded as a liability for common stock to be issued. (See Note 7).

NEW WORLD TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2022 and 2021

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

NOTES TO FINANCIAL STATEMENTS APRIL 30, 2022 and 2021

(UNAUDITED)

5.	NOTE 5 – CREDIT RISK AND OTHER CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash with high credit quality financial institutions. At times, such cash and cash equivalents may exceed the FDIC insured limit of $250,000.

There are no accounts receivable concentrations and no revenue concentrations at April 30, 2022 and 2021.

6.	NOTE 6 – LIQUIDITY AND CAPITAL RESOURCES

The Company has not yet commenced operations. As the Company is currently jumpstarting its medical technology and device research, development and distribution business, there will be concerted, focused efforts on raising capital. During October 2018, we were successful in raising net proceeds of $200,000 through a private placement in order to fund the development and growth of our operations. (See Note 7). During January and March 2021, we were successful in raising proceeds of $750,000 in the aggregate through private placements to fund operations (See Note 7). During April 2022, we were successful in raising proceeds of $350,000 through a private placement to fund the continuing development and growth of our operations. (See Note 7). Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

During April 2022, the Company entered into a stock purchase agreement and sold 70,000 shares of common stock valued at $350,000 to a company in which the Chief Executive Officer participates in. (See Notes 2 and 4).

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

The Company is in negotiations with a related party to acquire and obtain certain technology and related assets along with cash and the assumption of certain obligations and liabilities. The Company believes this technology is ground breaking and anticipates it will serve as the foundation of the Company’s owned technologies for further development, distribution and revenue realization. The Company is working with the related party to reach mutually agreeable terms and to close the transaction.

During January 2021, the Company terminated its then existing lease for office space and relinquished and vacated that space and entered into a lease agreement for larger office space within the same business complex in Hauppauge, NY. The new space is approximately 4,250 square feet and serves as the location for the Company’s Corporate Headquarters, including office space, product demonstration space and meeting rooms used to conduct business and help advance operations.

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

During May 2021, the Company entered into a business advisory services agreement to assist the Company with establishing a global strategy within current international business, healthcare and finance standards of industry and practice. The Company anticipates a global exposure initiative to be launched by the end of calendar year 2022, and in conjunction with its engaged marketing professionals, will help advance the business significantly.

During November 2021, the Company entered into a marketing services agreement with a professional marketing firm to establish a marketing strategy for e-marketing, awareness, social media platforms, branding, digital media and on-line presence. The Company anticipates these services to be an integral part of its global exposure initiative expected to be launched by the end of calendar year 2022.

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

Results of Operations

Results for the six months ended April 30, 2022 compared to the six months ended April 30, 2021.

Revenue. As the Company is in its early development stage, the Company had no revenue for the six months ended April 30, 2022, and no revenue for the six month period ended April 30, 2021. The Company met with start-up challenges during 2022 and 2021 as it continues to work towards establishing a fundamental core of technology, products and distribution channels as well as continually researching new products, technologies and services. In connection with the launch, the Company continues to look to obtain and secure new executive management team members, Board members and strategic alliances to bring additional industry experience and expertise in accomplishing the Company’s current goals. The Company also continues its capital raising efforts.

Operating expenses: Payroll, consulting, and professional fees aggregated $214,000 for the six months ended April 30, 2022 compared to $2,666,000 for the six months ended April 30, 2021, a decrease of $2,452,000 or 91.97%. The decrease was primarily due to the engaging of a professional marketing and advertising firm and the engaging of an international advisory consultant in fiscal 2021. The Company also entered into services agreements with consultants and payments are made according to the terms of those agreements. The Company entered an employment agreement, as amended with a certain key officer and payments are made according to the terms of the agreement. The Company anticipates it will retain key management team members and board members as well as various individuals and companies for various consults and services. The Company also continues seeking and engaging new key management team members, board members and staff as well as consultants and advisors during fiscal 2022.

Rent: Rent expenses for the six months ended April 30, 2022 was $52,836 compared to $61,642 for the six months ended April 30, 2021, a decrease of $8,806 or 14.29%. The decrease is primarily due to the Company exiting its then existing lease in January 2021 and entering into a lease for new, larger office space within the same business complex in Hauppauge, NY.

General and Administrative. General and administrative expenses for the six months ended April 30, 2022 aggregated $147,218 compared to $61,597 for the six months ended April 30, 2021, an increase of $85,621 or 139.00%. The increase was primarily related to the Company incurring certain additional insurance expense and certain legal fees related to the retaining of SEC counsel during the three months ending January 31, 2022 and certain travel and related expenses as a result of continuing efforts to support and advance the Company’s business during the three months ending April 30, 2022. The Company continues to ramp up operations, and expenses include banking fees of $660, utilities of $2,553, accounting fees of $11,480, insurance expense of $4,291, legal expense of $53,000 and stock transfer fees of $4,212 during the six months ended April 30, 2022. The Company anticipates continuing to incur certain operational expenses including insurance policies and coverages, telephone and telecommunications services, regulatory fees and other administrative expenses as well. We also anticipate to begin incurring travel, entertainment, meals, marketing and related expenses to support and advance the business, raise additional capital and secure management and staff members through fiscal 2022 as the Company continues to establish its medical technology and device research, development and distribution business.

Depreciation and Amortization. There is no depreciation or amortization expenses for the six months ended April 30, 2022 and the six months ended April 30, 2021. The Company anticipates it will procure certain fixed assets and related capital expenditures over approximately the next year as the Company continues to establish its medical technology and device research, development and distribution business.

Income Taxes. No provision for income taxes has been recorded for the six months ended April 30, 2022 and the six months ended April 30, 2021.

Net Loss. The net loss for the six months ended April 30, 2022 was ($414,054) compared to the net loss of ($2,774,827) for the six months ended April 30, 2021. The Company had a loss per weighted average common share outstanding of ($0.12) for the six months ended April 30, 2022 compared to ($0.79) for the six months ended April 30, 2021.

Results for the three months ended April 30, 2022 compared to the three months ended April 30, 2021.

Revenue. As the Company is in its early development stage, the Company had no revenue for the three months ended April 30, 2022, and no revenue for the three month period ended April 30, 2021. The Company met with start-up challenges during 2022 and 2021 as it continues to work towards establishing a fundamental core of technology, products and distribution channels as well as continually researching new products, technologies and services. In connection with the launch, the Company continues to look to obtain and secure new executive management team members, Board members and strategic alliances to bring additional industry experience and expertise in accomplishing the Company’s current goals. The Company also continues its capital raising efforts.

Operating expenses: Payroll, consulting, and professional fees aggregated $108,000 for the three months ended April 30, 2022 compared to $2,610,000 for the three months ended April 30, 2021, a decrease of $2,502,000 or 95.86%. The decrease was primarily due to the engaging of a professional marketing and advertising firm and the engaging of an international advisory consultant in fiscal 2021. The Company also entered into services agreements with consultants and payments are made according to the terms of those agreements. The Company entered an employment agreement, as amended with a certain key officer and payments are made according to the terms of the agreement. The Company anticipates it will retain key management team members and board members as well as various individuals and companies for various consults and services. The Company also continues seeking and engaging new key management team members, board members and staff as well as consultants and advisors during fiscal 2022.

Rent: Rent expenses for the three months ended April 30, 2022 was $26,418 compared to $30,821 for the three months ended April 30, 2021, a decrease of $4,403 or 14.29%. The decrease is primarily due to the Company exiting its then existing lease in January 2021 and entering into a lease for new, larger office space within the same business complex in Hauppauge, NY.

General and Administrative. General and administrative expenses for the three months ended April 30, 2022 aggregated $93,498 compared to $56,296 for the three months ended April 30, 2021, an increase of $37,202 or 66.08%. The increase was primarily related to the Company incurring certain travel and related expenses as a result of continuing efforts to support and advance the Company’s business during the three months ending April 30, 2022. The Company continues to ramp up operations, and expenses include banking fees of $390, utilities of $1,274, accounting fees of $7,480, legal expense of $26,500 and stock transfer fees of $2,400 during the three months ended April 30, 2022. The Company anticipates continuing to incur certain operational expenses including insurance policies and coverages, telephone and telecommunications services, regulatory fees and other administrative expenses as well. We also anticipate to begin incurring travel, entertainment, meals, marketing and related expenses to support and advance the business, raise additional capital and secure management and staff members through fiscal 2022 as the Company continues to establish its medical technology and device research, development and distribution business.

Depreciation and Amortization. There is no depreciation or amortization expenses for the three months ended April 30, 2022 and the three months ended April 30, 2021. The Company anticipates it will procure certain fixed assets and related capital expenditures over approximately the next year as the Company continues to establish its medical technology and device research, development and distribution business.

Income Taxes. No provision for income taxes has been recorded for the three months ended April 30, 2022 and the three months ended April 30, 2021.

Net Loss. The net loss for the three months ended April 30, 2022 was ($227,916) compared to the net loss of ($2,967,117) for the three months ended April 30, 2021. The Company had a loss per weighted average common share outstanding of ($0.06) for the three months ended April 30, 2022 compared to ($0.77) for the three months ended April 30, 2021.

Liquidity and Capital Resources

As the Company is continuing to jumpstart its medical technology and device research, development and distribution business, there continues to be concerted, focused efforts on raising capital. During October 2018, the Company raised net proceeds of $200,000 through a private placement in order to fund the development and growth of operations. During January and March 2021, the Company raised proceeds of $750,000 in the aggregate through private placements in order to fund continuing development and growth of operations. During April 2022, the Company raised proceeds of $350,000 through a private placement in order to fund continuing development and growth of operations. The Company’s ability to continue as a going concern is dependent on obtaining additional adequate capital to fund additional operating losses until profitable. If the Company’s is unable to obtain adequate capital, it could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for April 30, 2022 and 2021:

Category	April 30, 2022	April 30, 2021
Net cash used in operating activities	$(294,538)	$(156,503)
Net cash used in investing activities	-	-)
Net cash provided by financing activities	$350,000	$750,000

Cash flows for the six months ended April 30, 2022 compared to the six months ended April 30, 2021: For the six months ended April 30, 2022, the Company incurred a net loss of ($414,054). Net cash used in operating activities was ($294,538), net cash used in investing activities was $-0- and net cash provided by financing activities was $350,000. For the six months ended April 30, 2021, the Company incurred a net loss of ($2,774,827). Net cash used in operating activities was ($156,503), net cash used in investing activities was $-0- and net cash provided by financing activities was $750,000.

Working Capital Information

The following table presents a summary of our working capital:

Category	April 30, 2022	April 30, 2021
Current assets	$317,830	$594,198
Current liabilities	4,302,408	3,604,597)
Working capital (deficit)	$(3,984,578)	$(3,010,399)

As of April 30, 2022, the Company had a working capital deficit of ($3,984,578) compared to a working capital deficit of ($3,010,399) at April 30, 2021, or an increase in working capital deficit of $974,179 primarily due to a net decrease of $276,368 in cash as a result of certain operating, selling and administrative expenses as well as the engaging of professional consultants and advisors, and a net increase of current liabilities of $697,811 primarily as a result of certain financing activities, certain officer compensation and related increase, and the engaging of professional consultants and advisors. $3,725,000 of our Current liabilities as of April 30, 2022 is the aggregate value of shares of Company common stock issuable by the Company under the terms of various services agreements and stock purchase agreements, and are non-cash obligations.

The Company plans to continue its capital raising efforts through fiscal 2022. The Company aims to utilize its securities to enhance its capital raising efforts and needs, supplementing these efforts through the engagement and retention of more formalized investor and public relations professionals, holding financial and technology roadshows, and the engagement of other marketing and securities professional firms.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s continued operations, which in turn is dependent upon its ability to meet its financial requirements, raise additional financing, and the success of the Company’s future operations.

Additional funding may not be available to the Company on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. For example, if the Company raises additional funds by issuing equity securities or by selling debt securities, if convertible, further dilution to existing stockholders would result. To the extent the Company’s capital resources are insufficient to meet future capital requirements, the Company will need to finance future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. If adequate funds are not available, the Company may be required to terminate, significantly modify or delay the development and launch of the businesses, reduce planned commercialization efforts, or obtain funds through means that may require the Company to relinquish certain rights that it might otherwise seek to protect and retain. Further, the Company may elect to raise additional funds even before needing them if management believes the conditions for raising capital are favorable.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following summarizes all sales of our unregistered securities from February 1, 2022 through April 30, 2022. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act of 1933 and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated under the Securities Act, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. No placement or underwriting fees were paid in connection with these transactions. All cash proceeds from the sale of securities were or will be used for working capital purposes.

Date of Sale	Title of Security	Number Sold	Consideration Received
April 2022	Common Stock	70,000	$350,000 in cash

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation dated October 16, 2018 (Exhibit 3.1 to Form S-1 filed on January 28, 2019)
3.2	By-Laws (Exhibit 3.2 to Form S-1 filed on January 28, 2019)
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-101.INS	Inline XBRL INSTANCE DOCUMENT

EX-101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	Inline XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW WORLD TECHNOLOGIES, INC.

DATE: July 29, 2022	By:	/s/ Hank Tucker
Hank Tucker
Chief Executive Officer, Chairman of the Board

DATE: July 29, 2022	By:	/s/ Richard Gonsalves
Richard Gonsalves
Chief Financial Officer

